Form 10-K
period 2024-12-31
Marblegate Capital Corp
filed 2025-04-07
CIK 1965052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM     TO

Commission File Number: 333-283675

MARBLEGATE CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	92-2142791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Greenwich Office Park, Suite 400 Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 203 (210) 6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of April 7, 2025, there were 11,282,212 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 7, 2025 (the “Closing Date”), subsequent to the fiscal year ended December 31, 2024, the fiscal year to which this Annual Report on Form 10-K relates, Marblegate Acquisition Corp., a Delaware corporation (“MAC”), Marblegate Asset Management, LLC, a Delaware limited liability company (“MAM”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and each of DePalma I and DePalma II, a “DePalma Company” and together, the “DePalma Companies” or “DePalma”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated February 14, 2023, by and among the foregoing parties (the “Business Combination Agreement”). In connection with the Closing of the Business Combination, among other things, (i) New MAC and the DePalma Companies effected a series of reorganization transactions, resulting in New MAC becoming the majority owner of the DePalma Companies, and (ii) Merger Sub merged with and into MAC (the “Merger”), with MAC surviving the Merger as a wholly-owned subsidiary of New MAC. New MAC intends for its shares of common stock, par value $0.0001 per share, and warrants, each representing the right to purchase a share of common stock of New MAC, to be quoted on the OTCQX® Best Market (the “OTC Markets”) under the symbols “GATE” and “GATEW”, respectively.

Unless context otherwise requires, references to the “Company,” “New MAC,” “our,” “us” or “we” in this Annual Report on Form 10-K refer to Marblegate Capital Corporation.

Further information regarding the Business Combination is set forth in the definitive proxy statement/prospectus included in the Registration Statement of the Company and DePalma Companies on Form S-4 (File No. 333-283675) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 7, 2025.

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our ability to realize the benefits expected from the Business Combination;

i

•	our ability to subsequently obtain the listing of our common stock and warrants on a national securities exchange (e.g., the New York Stock Exchange or The Nasdaq Stock Market);

•	the limited liquidity and trading of our securities;

•	our limited operating history, which may make it difficult to successfully execute our strategic initiatives and accurately evaluate future risks and challenges;

•	our failure to attract new borrowers or retain existing borrowers;

•	fluctuations in costs and economic activity, especially in New York City;

•	loss of confidential data from customers and employees, which may subject us to litigation, liability or reputational damage;

•	our failure to successfully compete;

•	our failure to properly manage growth and relationships with various business partners;

•	our failure to protect against software or hardware vulnerabilities;

•	our failure to raise additional capital to develop our business;

•	risks related to global economic and societal disruptions and uncertainties or future widespread public health epidemics, including supply chain disruptions;

•	the loss of one or more of our executive officers and other key employees;

•	our failure to hire and retain qualified employees;

•	our failure to comply with federal, state and local laws and regulations;

•	the costs related to being a public company;

•	the impact from changes in policies and regulations as a result of the new presidential administration; and

•	other factors detailed in this Annual Report on Form 10-K, including those in the section entitled “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SELECTED DEFINITIONS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to the following capitalized terms have the meanings set forth below:

“Anchor Founder Shares” means an aggregate of 2,473,864 Founder Shares purchased by the Anchor Investors from the Sponsor at their original purchase price of approximately $0.002 per share.

“Anchor Investors” means the qualified institutional buyers or institutional accredited investors which are not affiliated with MAC, the Sponsor, MAC’s directors or any member of MAC’s management and that purchased Anchor Founder Shares and certain units in the IPO.

“Business Combination” means the transactions contemplated by the Business Combination Agreement.

“Business Combination Agreement” means the Business Combination Agreement, dated as of February 14, 2023, by and among MAC, MAM, New MAC, Merger Sub, DePalma I and DePalma II.

“Cantor” means Cantor Fitzgerald & Co.

“Closing” means the consummation of the Business Combination.

“Closing Date” means the date on which the Closing occurs.

“DePalma” or the “DePalma Companies” means DePalma Acquisition I LLC, a Delaware limited liability company, and DePalma Acquisition II LLC, a Delaware limited liability company.

“DePalma Equityholders” means Marblegate Special Opportunities Master Fund, L.P., as the Master Fund, DePalma Dispatch Inc., a blocker entity 100% owned by the Master Fund, Marblegate Partners Master Fund I L.P., Marblegate Partners Master Fund II L.P., Marblegate Strategic Opportunities Master Fund I L.P., Marblegate Tactical Master Fund I L.P., Marblegate Tactical Master Fund II L.P., Marblegate Tactical III Master Fund I L.P., Marblegate Tactical III Master Fund II L.P., and Marblegate Cobblestone Master Fund I L.P. (and their respective feeder funds and affiliates).

“DGCL” means the Delaware General Corporation Law.

“Effective Time” means the time at which the Merger becomes effective.

“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.

“Field Point” means Field Point Servicing, LLC.

“Investment Company Act” means the Investment Company Act of 1940, as amended.

“IPO” or “initial public offering” means MAC’s initial public offering of units, which was consummated on October 5, 2021.

“MAC” means Marblegate Acquisition Corp., a Delaware corporation, prior to the consummation of the Business Combination, unless the context provides otherwise.

“MAC Class A Common Stock” means MAC’s Class A Common Stock, par value $0.0001 per share.

“MAC Class B Common Stock” means shares of MAC Class B Common Stock, par value $0.0001 per share, which were automatically converted into shares of MAC Class A Common Stock at the time of the Business Combination.

“MAC Common Stock” means, collectively, the MAC Class A Common Stock and the MAC Class B Common Stock.

“MAM” or “Manager” means Marblegate Asset Management, LLC.

“Master Fund” means Marblegate Special Opportunities Master Fund, L.P., the majority owner of the Sponsor.

“Merger” means the merger of Merger Sub with and into MAC with MAC being the surviving corporation and becoming a wholly-owned subsidiary of New MAC.

“Merger Sub” means MAC Merger Sub, Inc., a Delaware corporation, and wholly-owned subsidiary of New MAC.

“Nasdaq” or “The Nasdaq Capital Market” means The Nasdaq Capital Market LLC.

“New MAC” means Marblegate Capital Corporation, a Delaware corporation.

“Owned Medallions” means, collectively, all Registered Medallions and Unregistered Medallions.

“Private Placement” means the private placement of 910,000 Private Placement Units purchased by the Sponsor and Cantor, which occurred simultaneously with the completion of the IPO, at a purchase price of $10.00 per Private Placement Unit for an aggregate purchase price of $9,100,000.

“Private Placement Shares” means the shares of MAC Class A Common Stock included as part of the Private Placement Units sold in the Private Placement concurrent with the IPO.

“Private Placement Units” means the units of MAC, each comprised of one Private Placement Share and one half of one Private Placement Warrant, purchased by the Sponsor and Cantor in the Private Placement.

“Private Placement Warrants” means the warrants to purchase MAC Class A Common Stock included as part of the Private Placement Units sold in the Private Placement concurrent with the IPO.

“Registered Medallions” means, collectively, NYC taxi medallions that have completed the formal TLC transfer process and are owned by mini-LLCs that are wholly owned by DePalma II.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the U.S. Securities Act of 1933, as amended.

“Sponsor” means Marblegate Acquisition LLC, a Delaware limited liability company.

“TLC” means the New York City Taxi and Limousine Commission.

“UCC” means the Uniform Commercial Code.

“Unregistered Medallions” means, collectively, NYC taxi medallions that have not yet completed the formal TLC transfer process, including medallions that DePalma II has acquired pursuant to a UCC disposition, and are directly owned by DePalma II.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•	We have a limited operational history.

•

Our business is heavily concentrated in loans secured by taxicab medallions as well as Owned Medallions, which carry a high risk of loss and could be adversely affected by an economic downturn as well as the regulatory policies of the City of New York and the New York City Taxi and Limousine Commission.

•	DePalma I’s balance sheet consists substantially of loans secured by taxicab medallions, which historically have been associated with significant delinquency rates and risk of default.

•

The mobility industry is highly competitive, with many well-established, low-cost alternatives, including government-run/based mass transportation options, low switching costs, and well-capitalized competitors in nearly every major geographic region.

•	A significant portion of our medallion loans that are not participating in the MRP+ are in default and non-performing.

•	We may not be able to fully realize the benefits of our participation in the MRP+, which may adversely affect our financial performance.

•

The insolvency of American Transit Insurance Company, the largest insurer of for-hire vehicles in New York City, may result in rising prices for liability insurance and a lack of available coverage, which may negatively impact our business.

•

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion could lead to a decrease in the value of our medallion loan collateral or our Owned Medallions.

•	As a result of our geographic concentration, our business may be adversely affected if the New York City taxicab industry experiences a sustained economic downturn.

•	The impact of economic conditions, including the resulting effect on discretionary passenger spending, may harm our business and operating results.

•

If autonomous vehicle technologies continue to improve and provide passengers with additional transportation alternatives, and the taxi industry fails to adapt to the use of autonomous vehicle technologies, our financial performance and prospects would be adversely impacted.

•	Decreases in the value of our medallion loan collateral, including the impact on loans in process of foreclosure, have had, and may continue to have, a material adverse effect on our business.

•	Uncertainty relating to the reporting of collateral values for our loans may adversely affect the value of our portfolio.

•	Decreases or increases in prevailing interest rates could adversely affect our business, our cost of capital and our net interest income.

•	We are reliant on third-party service providers in our taxi leasing operations. If our third-party service providers fail to perform as needed, our business may be adversely impacted.

•	Competition with other lenders could adversely affect us.

•	We operate in a highly regulated environment, and if we are found to be in violation of any of the federal, state, or local laws or regulations applicable to us, our business could suffer.

v

•	Our only material assets are our direct and indirect interests in DePalma, and we are accordingly dependent upon distributions from DePalma to pay dividends and taxes and other expenses.

•	Conflicts of interest could arise in connection with certain of our directors’ and executive officers’ discharge of fiduciary duties to our stockholders.

•

At the time the Merger closed, we were unable to meet Nasdaq’s round lot requirement for initial listing and, as a result, are planning to list our securities on the OTC Markets, which is volatile and could reduce the liquidity of our securities.

•	Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

•	We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

•	Other risks and uncertainties described in this Annual Report on Form 10-K, including those under the section entitled “Risk Factors.”

PART I

ITEM 1. BUSINESS.

Background

We are a Delaware corporation, formed by MAC on February 2, 2023 (inception). We were formed to be the surviving company in connection with the Business Combination among MAC, MAM, DePalma I, and DePalma II. We have no prior operating activities.

MAC was formed on December 10, 2020 as a blank check company formed under the laws of the State of Delaware for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. MAC completed an initial public offering (the “IPO”) on October 5, 2021, following which the management of MAC commenced an active search for businesses or assets to acquire for the purpose of consummating an initial business combination with a high-quality business that had recently undergone a restructuring.

The DePalma Companies were organized as two Delaware limited liability companies on February 23, 2018 and commenced operations on March 29, 2018. The DePalma Companies are the market leader in providing specialized financing solutions to the regulated mobility sector, with a geographic focus on the New York City (“NYC”) taxi market.

On February 14, 2023, we entered into the Business Combination Agreement with MAC, MAM, Merger Sub, and the DePalma Companies, pursuant to which, among other things, MAC was combined with the DePalma Companies in a series of transactions that is expected to result in New MAC’s Common Stock and warrants being quoted on the OTC Markets.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, among other things:

(i) We and the DePalma Companies effected a series of reorganization transactions immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, resulting in the DePalma Companies becoming wholly-owned subsidiaries of New MAC;

(ii) Merger Sub merged with and into MAC, with MAC surviving as a wholly-owned subsidiary of New MAC, in accordance with the terms and subject to the conditions of the Business Combination Agreement; and

(iii) Upon the effectiveness of the Merger (the “Effective Time”), (x) each share of Class A common stock of MAC issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive the per share consideration allocable to each share of our common stock (the “Company Per Share Consideration”); (y) each share of Class B common stock of MAC issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive the Company Per Share Consideration, and (z) each warrant of MAC outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive one warrant of New MAC, with New MAC assuming MAC’s obligations under the existing warrant agreement.

The Business Combination closed on April 7, 2025 following the receipt of the requisite stockholder approval on March 25, 2025 and the fulfilment of other customary closing conditions.

Following the Business Combination, substantially all of our assets and operations are held and conducted by the DePalma Companies and their subsidiaries, and our only material assets are direct limited liability company interests in the DePalma Companies. Unless the context otherwise requires, the “Company,” “New MAC,” “our,” “us” or “we” refer to Marblegate Capital Corporation.

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the Business Combination, which occurred subsequent to the periods covered by this Annual Report.

Overview

We are primarily engaged in the business of acquiring, restructuring, and owning NYC taxi medallion collateralized loans, which we refer to as “medallion loans,” as well as leasing NYC taxi medallions through our taxicab fleet. We expect to continue to sell medallions (potentially including seller financing). We believe we are the largest NYC taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,760 NYC taxi medallions as of December 31, 2024. In addition to our business of owning medallion loans and leasing medallions, we believe we are also the largest owner of Registered and Unregistered NYC taxi medallions. As of December 31, 2024, we had approximately 2,061 Owned Medallions, which will generally be redeployed over time into the NYC taxi medallion lending market or leased by a fleet.

As of December 31, 2024, we leased 231 medallions through a fleet managed by Septuagint Solutions, LLC (“Septuagint”), an operating joint venture with Kirie Eleison Corp (“Kirie Eleison”), an unaffiliated strategic partner in which we hold a 50% interest and will have the right to exercise governance control once 85% of DePalma II’s Owned Medallions have been leased to Septuagint. The fleet operations provide an additional avenue to lease our Owned Medallions, and in the future we believe will provide us with an avenue to finance sales to NYC taxi operators and other potential medallion purchasers. DePalma II, through its wholly-owned mini-LLC subsidiaries, entered into Medallion Owner Lease Agreements with Septuagint (collectively, the “Lease Agreement”), whereby DePalma II grants Septuagint the exclusive right to operate or sublease medallions and related taxicab vehicles owned by the mini-LLCs in the amount of monthly rental payments of $1,500 per medallion. Septuagint is separately obligated to pay for the vehicles under various guaranty agreements, pursuant to which it guaranteed the promissory notes executed by the mini-LLCs, as borrower, in favor of DePalma II, as lender, in connection with the purchase of the vehicles by the mini-LLCs funded by DePalma II, which accrues interest at 6% per annum. Under the Lease Agreement, Septuagint was granted full and exclusive authority to sell (or lease) the vehicles on behalf of the mini-LLCs at such price as Septuagint shall determine in its sole discretion. As of October 17, 2024, Septuagint no longer has exclusive authority to sell or lease vehicles on behalf of the mini-LLCs. The mini-LLCs retain ownership interest in the medallions and taxicab vehicles throughout the contractual term, unless otherwise agreed upon.

Septuagint is governed by an Operating Services Agreement, dated October 15, 2019 (the “OSA”), by and between DePalma II, Septuagint, and Kirie Eleison. The OSA requires DePalma II to lease its Owned Medallions exclusively through Septuagint. On September 26, 2024, DePalma II provided notice to Kirie Eleison of its default under certain provisions of the OSA, including a provision requiring Kirie Eleison to lease all of the medallions owned by Kirie Eleison and its affiliates and transfer their medallion leases to Septuagint. Pursuant to the OSA, Kirie Eleison had 30 days from the date of the notice to cure its default. However, on October 17, 2024, the DePalma Companies and Kirie Eleison signed an amendment to the OSA that eliminated Septuagint’s exclusive right under the OSA to lease DePalma II’s medallions and provided for a transition period until December 15, 2024 for DePalma II to decide whether to (i) have Kirie Eleison transfer its 50% interest in Septuagint to DePalma II or (ii) wind down Septuagint. While the transition period originally expired on December 15, 2024, pursuant to the October 17, 2024 amendment, DePalma II and Kirie Eleison subsequently agreed to further extend the transition period through March 31, 2025 in order to allow DePalma II and Kirie Eleison additional time to, among other things, evaluate their options and consider whether to continue Septuagint’s operations, or wind Septuagint down and have DePalma II continue to pursue other alternative fleet servicing arrangements with third parties and/or to establish its own fleet servicing entity. Accordingly, there have been no quantitative and qualitative changes to Septuagint’s ownership or Septuagint’s organizational or operating agreements during this transition period, as the parties are continuing to operate under the original OSA, as amended on October 17, 2024, which, as noted, only removed the exclusivity provisions. If DePalma II winds down Septuagint, DePalma II would no longer lease any of its Owned Medallions through Septuagint.

DePalma II intends to continue to pursue its leasing strategy by leasing Owned Medallions either through Septuagint or through a newly formed, wholly owned subsidiary of DePalma II. DePalma II intends to enter into non-exclusive commercial agreements with third party fleets to assist the company in leasing medallions. The DePalma Companies are in ongoing discussions with Kirie Eleison regarding the restructuring of its affiliates’ debt. On March 31, 2025, DePalma II and Kirie Eleison agreed to further extend the transition period by which DePalma II may elect to require Kirie Eleison to transfer its membership interest in Septuagint to April 30, 2025. As of the date of this Annual Report on Form 10-K, the transfer of ownership has not yet occurred.

The medallion loans are secured by one or more taxi medallions and primarily take the following two forms:

•

MRP+ Loans: MRP+ Loans are medallion loans participating in the Medallion Relief Program (“MRP”) and MRP+, each established by the City of New York and the TLC. MRP+ Loans are nonrecourse loans that are typically secured by one or more medallions and do not carry a personal guarantee, but rather have credit support from funds provided by the City of New York. See “— MRP and MRP+ — Reserve Fund”) below for more information.

•

Non-MRP+ Loans: Non-MRP+ Loans are not part of the MRP+ and, in addition to being secured by one or more medallions, are, in many cases, further secured by personal guarantees of the borrowers, shareholders or equity members and, in some cases, collateralized with additional collateral such as real estate of the borrowers.

Since formation, substantially all our medallion loans were acquired via bulk purchases of loan portfolios from prior lenders, many of whom were the originators or lead participants of such loans. In almost all cases, the vast majority of the loans we acquired were non-performing at the time of acquisition.

When a borrower defaults on a loan, we have the ability to enforce our rights as a lender under the applicable medallion loan agreement. Historically, we have resolved defaulted medallion loans by (i) restructuring the loan, (ii) repossessing or otherwise obtaining possession of and/or foreclosing upon the taxi medallion that was collateral for the loan, (iii) enforcing the underlying obligation against the borrower and/or any guarantor of the loan including the personal guaranty or additional collateral, if any, in the case of Non-MRP+ Loans or (iv) some other negotiated settlement with the borrower, including restructuring, discounted payoff, paydown and surrender and foreclosure and loan enforcement litigation. For MRP+ Loans, enforcement is limited to foreclosing on the taxi medallion collateral and collecting any deficiency between the foreclosure sale price and the amounts due under the loan from funds provided by the City of New York for such purpose. Due to the original price of acquisition for each of these sets of loans, we have typically realized gains from each of the scenarios listed above.

Please see “— MRP and MRP+” below “— MRP and MRP+ — Reserve Fund” below for more information.

How Medallions Are Acquired

We acquired our taxi medallion loans and medallions through a series of bulk portfolio transactions comprised of (i) loans with medallions as collateral and (ii) unregistered foreclosed medallions. To date, we have not purchased any additional medallions since our last bulk purchase transaction in February 2020.

As part of the resolution process on defaulted loans where DePalma I is the lender, DePalma II ultimately acquires such collateralized medallions via assignment from DePalma I following DePalma I’s acquisition of such medallions from the defaulted borrower through a method of UCC disposition.

The three primary UCC disposition methods are (i) public auction, (ii) surrender and (iii) private sale. To date, we have only acquired loans with medallions as collateral by purchasing portfolios of taxi medallion loans from third-party secured lenders. A description of each of these UCC disposition methods is set forth below.

Public Auction

Typically, a public auction is held in connection with foreclosure proceedings. A third-party bidder may seek to acquire the auctioned medallion via cash bid or the existing secured lender may elect to bid on the medallion via a credit bid to acquire the collateral. Credit bidding allows a secured lender to use the amount of its secured debt as all or part of its bid to acquire the secured asset. When a secured lender “credit bids”, the secured lender bids at auction for the medallion with all or a portion of the delinquent borrower’s debt obligation secured by the medallion. For example, if the delinquent borrower’s total debt obligation is $200,000, the secured lender can credit bid up to such amount. If the secured lender credit bids $175,000 and is the winning bidder at auction with such bid, the secured lender will obtain the legal right to ownership of the medallion and the difference between the winning credit bid ($175,000) and $200,000 becomes an unsecured “deficiency” obligation owed to the secured lender by the delinquent borrower. Conversely, in the event a bidder offers $205,000 at auction, which bid would be in excess of the secured lender’s credit bid of $200,000, in order for the secured lender to prevail at the auction and acquire the medallion, the secured lender would have to bid in excess of $205,000 (i.e., $206,000) and settle the difference between the $200,000 credit bid and the winning bid (of $206,000) with cash. To date, in instances where we acquired medallions via credit bid, we have not had to bid an amount in excess of our credit bid. As such, we have recorded no cash outflows due to our credit bidding activity.

A third party may also seek to acquire medallions via credit bid assignment whereby the third party purchases the right to a secured lender’s credit bid, which is then assigned to the third party purchaser, who, in turn, steps into the place of the prior secured lender with the legal right to credit bid, and, if such bid is the winning bid, completes the UCC disposition acquiring the previously collateralized medallion.

Additionally, holders of portfolios of medallions or loans collateralized by medallions may choose to sell their positions via an auction. In the past, we have purchased portfolios of medallions and loan portfolios containing both loans secured by medallions and Owned Medallions.

As of December 31, 2024, of our 2,061 Owned Medallions, 1,129, or approximately 55%, were acquired via public auction credit bid and 181, or approximately 9%, were acquired via public auction for cash.

Surrender

In lieu of a public auction, a secured lender could acquire a medallion via the UCC disposition method of surrender. A surrender is effectively a private transaction between delinquent borrower and secured lender whereby the delinquent borrower agrees to surrender the collateral secured by the loan (i.e., the medallion) plus, in some cases, additional cash, to the secured lender, in complete satisfaction of the borrower’s obligation.

Similar to a credit bid assignment, a third party may also purchase a loan from a secured lender by stepping into the place of the secured lender under the surrender agreement, and ultimately acquiring a medallion through the surrender agreement previously initiated, but not completed by the assigning secured lender with its borrower.

As of December 31, 2024, of our 2,061 Owned Medallions, 238, or approximately 12%, were acquired via surrender.

Private Sale

The owner of a medallion may also choose private sale as a method of UCC disposition. A private sale is a negotiated transaction between the owner of the medallion and a third-party buyer.

Since inception, we have acquired our current medallion portfolios in a series of private medallion and medallion collateralized loan portfolio purchases, whereby we directly acquired 361 Owned Medallions and loans collateralized by 4,189 medallions. The table below sets forth information regarding when we acquired New York City medallions directly or medallions serving as collateral for acquired loans, as applicable, and the price paid in those acquisitions. With respect to acquired loans, such loans are almost universally in default and following such acquisition, DePalma I may choose to acquire direct ownership of the medallion collateral through a UCC disposition method (i.e., public auction or surrender), which medallion would then be assigned to DePalma II.

Private Sale Acquisitions of Medallions				Avg. Price Paid($)
Year	Owned Medallions	Medallions as Collateral	Total	Owned Medallions	Medallions as Collateral	Total
2018	292	1,211	1,503	$182,737	$189,139	$187,908
2020	69	2,978	3,047	$118,149	$118,149	$118,149

Our Market

A NYC taxi medallion is the only permitted license to operate a taxi and accept street hails in the City of New York. There are a limited number of taxi medallions that have been issued to date and, as of December 31, 2024, the number of those licenses was capped by the TLC at 13,587. Selling price information publicly released by the TLC is a factor considered in valuing DePalma II’s New York City medallions along with other inputs, including the amount per medallion that was backstopped by the City of New York per the MRP+ program, and DePalma I’s historical loan realization activity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of DePalma—Critical Accounting Policies and Estimates—Fair Value Measurements.” The below table illustrates the average sale price of a NYC taxi medallion based on transfers of medallions:

Transfers of Medallions
	2019	2020	2021	2022	2023	2024
Average	149,502	123,789	87,918	130,269	129,598	104,423
Maximum	245,583	264,845	204,204	265,204	200,000	200,000
Median	137,500	125,000	80,987	140,000	125,000	95,000
Minimum	100,000	70,000	25,000	35,000	40,000	30,000

Source: TLC and management estimates

(1)

Excludes estate sales and foreclosure data because the reported sales price associated with these types of transfers are less likely to reflect the market value of a medallion as opposed to an arm’s length auction sale, which involves competitive bidding and bidders who are in the business of monetizing medallions. Estate and foreclosure sales lack the attributes associated with an arm’s length auction sale transfer and would require significant assumptions.

(2)	Excludes partnership to LLC transfers and transfers marked as $0 in TLC transfer data set.
(3)	Each medallion transfer is treated as one transaction.

We believe the increase in the 2022 average and maximum sale prices from 2020 and 2021 primarily reflected the improvement in the market driven by COVID’s diminishing impact, the MRP+ stabilizing the market and providing relief to borrowers, and the telegraphed rate increase that went into effect in December 2022 improving driver confidence in the market. The illiquidity and distressed nature of the taxi industry over the last several years has resulted in a wide range of reported medallion sale transaction values, including many of which we believe are not reflective of the intrinsic value of the collateral or the potential recoveries. We believe the lack of a financing market for NYC taxi medallions creates an environment where medallion values do not reflect their underlying intrinsic value.

To facilitate our specialty finance business of financing and owning of NYC taxi medallions, our lending business currently acquires, restructures and owns loans collateralized by taxi medallions, and Septuagint, an operating joint venture, manages a TLC-licensed taxi fleet that utilized 231 of our Owned Medallions as of December 31, 2024. For the years ended December 31, 2024 and December 31, 2023, Septuagint utilized 231 and 230 medallions, respectively. However, if we terminate the OSA or acquire a 100% ownership interest in

Septuagint, then in the future we intend to lease medallions through either a newly formed, wholly owned subsidiary of DePalma II or through third-party fleets. We intend to transition our currently operating Owned Medallions at Septuagint to either DePalma II’s newly formed subsidiary or through third-party fleets. In the future, we expect to sell medallions, potentially including seller financing. Medallion owners are generally individual taxi owners/operators, taxi fleet operators or passive investors looking to monetize the medallion asset, which they typically do by leasing them to fleet operators who look to procure additional operating capacity.

Medallions are typically sold either through a negotiated transaction, often using TLC-licensed brokers, or at a foreclosure auction. The TLC does not have a role in the auction process, which is run by secured lenders. Upon a default, the UCC provides a secured lender with wide discretion to dispose of the medallion collateral via public auction, private sale, or otherwise. In the case of a public auction, the UCC requires a secured lender to advertise the auction to the public, notify certain other secured lenders and allow qualified bidders to participate. However, the UCC does not require that the auction be open to the general public or that the results of the auction be disclosed publicly.

To the extent that a medallion buyer registers its ownership with the TLC after a public auction, the buyer and seller self-report the purchase price in connection with the transfer application to the TLC. These prices are then reflected in the TLC’s monthly medallion transfer reports. The TLC’s medallion transfer reports, however, do not provide medallion numbers, sellers, buyers, or other identifiers that would allow a determination of the results of a specific auction. In addition, there is no publicly available data on how often public auctions of medallions have occurred in the past.

Historically, NYC has sold some new medallions via sealed bids, but has not done so since 2013 and we do not expect them to resume anytime soon. However, the TLC does not regulate the method or economic terms of a medallion transfer. The TLC’s involvement in a medallion transfer is limited to confirmation that the open market transferor and transferee submitted a complete medallion transfer package, settling any unpaid taxes or fines associated with the medallion and registration of the medallion in the name of the new owner. When a medallion is transferred, the new owner must register the medallion in its name with the TLC in order for a medallion to be deployed on a working taxi vehicle. In connection with such registration, the transferor and transferee also report to the TLC the sales price and manner of medallion acquisition. The TLC makes available on its website certain limited information with respect to medallion transfers, including the month and year of transfer and the method of transfer, which is self-reported and therefore imprecise. Because the TLC is not involved with the method or economic terms of a medallion transfer, medallion transferees are responsible for self-reporting the method of transfer to the TLC and any analysis of data available from the TLC requires significant assumptions, we are unable to reliably estimate the percentage or volume of medallions transferred through each transfer method during any given period.

Substantially all of our operations and assets are concentrated within the NYC taxi medallion market. We have minor lending exposure to other medallion markets in cities across the United States, including, among others, Chicago and Philadelphia, however, as of December 31, 2024, medallion markets outside of NYC accounted for a de minimis percentage of our total assets.

Since formation, DePalma I has resolved a significant portion of its non-performing loans via UCC public auction. DePalma I engaged outside counsel to complete each of its auctions (e.g., review the file, run searches, establish the terms and condition of auction, send auction notices, publish the auction, communicate with potential bidders, conduct the auction, and provide an affidavit detailing the results of each auction) and confirm that the auction process is compliant with the UCC and the respective loan documents.

For auctions in which DePalma I is the lender or has been assigned the right to credit bid, DePalma I has the right to credit bid and often exercises its right to credit bid to acquire the medallion collateral instead of selling the medallion collateral to a third-party. For a description of what it means to “credit bid”, see the section entitled “—How Medallions Are Acquired—Public Auction” above. For the non-MRP+ auctions, DePalma I has the right not to set a reserve price.

The table below summarizes DePalma I’s auction and credit bid activity for each year since formation.

Year	Number of Auctions Held	Number of Medallions Auctioned	Number of Medallions Acquired by Credit- Bid	Average Credit- Bid Amount	Number of Medallions Sold to Third Parties With Seller Financing	Average Purchase Price Sold to Third Parties With Seller Financing	Number of Medallions Sold at Auction to Third Parties Without Seller Financing	Average Purchase Price Sold at Auction to Third Parties Without Seller Financing
2019	6	120	120	$200,000	—	$—	—	$—
2020	1	20	20	$200,000	—	$—	—	$—
2021	9	106	106	$200,000	—	$—	—	$—
2022	—	—	—	$—	—	$—	—	$—
2023	26	683	680	$199,853	3	$175,333	—	$—
2024	14	286	275	$193,357	11	$175,000	—	$—

Medallion Lending

We believe we are the largest NYC taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,760 medallions as of December 31, 2024. Substantially all of the medallion loan portfolio was purchased from prior lenders. Additionally, as of December 31, 2024, we held approximately 2,061 Owned Medallions, most of which have been acquired through numerous foreclosures conducted under the UCC or through consensual resolutions with borrowers. Certain of those medallions have been deployed and are currently operating in a joint venture affiliate fleet operating business, Septuagint.

As of December 31, 2024, our NYC taxi medallion loan portfolio consisted of the following:

MRP+ Loans(1)(2)		Non-MRP+ Loans(3)
Unpaid Principal Balance(4)	Underlying Medallions	Unpaid Principal Balance(4)	Underlying Medallions
$203,651,580	1,382	$142,921,930	378

(1)	The MRP+ became effective during the fourth quarter of 2022.
(2)

Reflects unpaid principal balance of current loans outstanding under the MRP+ and medallions underlying such loans as collateral, includes estimates of loans that would be restructured through the MRP+ program.

(3)	Reflects unpaid principal balance of current loans outstanding not subject to the MRP+ and medallions underlying such loans as collateral. Substantially all of these loans are currently in default.
(4)	Unpaid Principal Balance excludes loans no longer secured by medallions.

A prospective NYC taxi medallion owner must qualify under the taxi medallion ownership standards established and enforced by the TLC to transfer the medallion. These standards, among others, prohibit individuals with criminal records from owning taxi medallions, require that the funds used to purchase taxi medallions be derived from legitimate sources, and mandate that taxi vehicles and meters meet TLC specifications. In addition, before the TLC can approve a taxi medallion transfer, the TLC requires a letter from the seller’s insurer stating that there are no outstanding claims for personal injuries in excess of insurance coverage. After the medallion transfer is approved, the medallion owner’s taxi is subject to quarterly TLC inspections.

Most NYC taxi medallion transfers are handled through our third-party servicer, Field Point Servicing LLC (“Field Point”), a servicer of NYC taxi medallion loans that we believe to be the largest in the NYC taxi market, and by taxi medallion brokers, who are current and former NYC taxi medallion owners, licensed by the TLC. In addition to brokering taxi medallions, we work with these brokers to arrange for TLC documentation insurance, vehicles, meters, and financing. We have relationships and interactions with many of the most active brokers, some of which are or have been borrowers of ours, and we intend to leverage these relationships with brokers to expand our sales channel to provide financing for medallion purchases.

While medallion loans become delinquent or otherwise go into default, our medallion loans are secured by the underlying taxi medallions and, with respect to Non-MRP+ Loans, are further supported by personal guarantees of, or direct recourse to, the obligor owners, shareholders or equity members, as well as additional collateral, if applicable. To date, a substantial portion of our Non-MRP+ Loans portfolio is in default. When a borrower defaults on a Non-MRP+ Loan, we generally decide whether to restructure the underlying loan, initiate a process of foreclosure and/or pursue individual and entity borrowers, guarantors and other obligors through a judicial process. For the period ended December 31, 2024, our top 10 borrowers accounted for 74% of our NYC Non-MRP+ loan portfolio based on medallion count.

MRP and MRP+

The City of New York has established various programs to provide debt relief for eligible NYC taxi medallion owners, including the MRP and the MRP+, which enhances the MRP by providing NYC taxi medallion loan lenders like us with municipal credit support. We believe these initiatives are indicative of the City of New York’s backing of the taxi medallion industry as a key piece of NYC’s transportation infrastructure and provide meaningful support for medallion collateral values via the economic commitments made through these programs. As a result, as of December 31, 2024, we have been able to restructure and reperform MRP+ eligible loans backed by 1,536 NYC taxi medallions. This has the impact of increasing expected future collections of interest and principal as significant number of these loans were not performing or in default prior to entering the programs.

Medallion Relief Program (MRP)

On March 9, 2021, the City of New York announced the MRP to assist economically distressed individual taxicab medallion owners. The purpose of the MRP is to support the recovery of the taxicab industry in the City of New York and return taxicabs to service by providing relief to owners of taxi medallions who are currently unable to make debt service payments on loans incurred to purchase such medallions. The MRP helps eligible medallion owners restructure their outstanding debt to more sustainable levels on more favorable terms. The MRP allocated $65 million in federal grant money from the American Rescue Plan Act of 2021 to provide a $20,000 per medallion principal reduction payment and up to $9,000 in monthly debt relief payments in connection with the restructuring of taxicab medallion loans to reduce principal balances and lower monthly payments for taxicab medallion owners.

The MRP was intended to significantly lower the overall debt service obligations for eligible taxi medallion owners. Among other requirements, the MRP is only available to individual medallion owners who own five or fewer medallions. The MRP is available to all medallion loan lenders to participate upon agreement to provide reductions in outstanding medallion loan balances consistent with MRP parameters. Any medallion owner with a qualified loan under the MRP who defaults on a qualified loan will be prohibited from acquiring another medallion for a period of five years.

To be eligible for the MRP, a borrower must satisfy several criteria, including but not limited to:

•	having an ownership interest in no more than six (6) NYC taxi medallions; and

•	the original loan (i) was used to purchase a medallion or (ii) to refinance a loan used to purchase a medallion and was outstanding as of March 9, 2021.

The original MRP program (which is not subject to credit support by the City of New York) was announced in March 2021 and became effective in September 2021. The MRP+ program (which is subject to deficiency credit support by the City of New York) was announced in November 2021 and became effective during the fourth quarter of 2022. Loans under the original MRP program that were not restructured under the MRP+ program are not MRP+ Loans.

Medallion Relief Program+ (MRP+)

On November 3, 2021, the City of New York further reached an agreement with the New York Taxi Workers Alliance (“TWA”), a labor union representing taxicab drivers, and MAM, to supplement the MRP with a NYC-funded deficiency credit support mechanism (the “Reserve Fund”) to achieve greater principal reduction and lower monthly payments for taxicab medallion loans that were restructured through the MRP, and to permit restructuring of additional medallion loans. On March 17, 2022, the TLC adopted rules establishing the eligibility criteria for applying for supplemental loan deficiency credit support through the MRP+.

As a result, the City of New York has appropriated a total of $115 million in funding to implement the MRP, including (i) $65 million to be utilized to provide upfront principal reduction payments in the form of a grant equal to $30,000 per medallion to lenders as part of each restructuring transaction and (ii) $50 million to fund the Reserve Fund (as described below under “— Reserve Fund”). The Reserve Fund also serves to both make loan payments for a period of time to participating lenders following the occurrence of a payment default by a participating borrower, as well as to satisfy any deficiency realized upon foreclosure of medallion collateral.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more will be reduced to an initial principal balance of $200,000, and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment in the form of a grant from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less will have a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible medallion loan exceed $170,000 per medallion.

Unlike Non-MRP+ Loans, where a significant portion are currently in default, medallion loans participating in the MRP+ are restructured and therefore not in default immediately following participation in the MRP+. Moreover, any personal guarantees and recourse to the borrowers, to the extent those existed prior to the MRP+ restructurings, are released once the loan is restructured. Because MRP+ participating borrowers may still default on their payment following such restructuring, we may ultimately decide to foreclose on medallions securing such loans pursuant to the terms of the MRP+. If there is any deficiency as a result of the foreclosure, funds from the Reserve Fund will be used to pay us the amount of any deficiency. In addition, following a payment default, funds from the Reserve Fund will be released to make regularly scheduled payments of interest and principal, pending foreclosure and satisfaction of the loan balance, either through the foreclosure process entirely, or through a combination of the proceeds realized upon foreclosure plus amounts released from the Reserve Fund to pay any deficiency.

As of December 31, 2024, approximately 32% of our MRP+ Loans, based on medallion count, were delinquent. All delinquent loans that were outside of their grace period had regular payments being made out of the Reserve Fund.

Because the window for a borrower to go through the MRP+ program ended June 30, 2023 and new applicants are only being accepted on a case-by-case basis, we do not expect substantially more borrowers to participate in the MRP+ program. Over time, we intend to gradually continue disposition proceedings with respect to MRP+ non-performing loans, which would decrease the percentage of our loan portfolio eligible for credit support. Non-MRP+ loans are not eligible for credit support from the Reserve Fund and, therefore, any new non-MRP+ loans added to our portfolio would be ineligible for such credit support. To the extent nonperforming non-MRP+ loans in our portfolio are replaced with performing loans, we would anticipate non-MRP+ loan delinquency to decrease and associated debt service payments to correspondingly increase. However, to the extent adverse macroeconomic factors arise in the future, delinquencies could increase, which could negatively impact debt service payments from non-MRP+ loans.

The deadline for eligible borrowers to apply to participate in the MRP+ was January 31, 2023 and the official deadline to close restructured loans under the MRP+ was June 30, 2023. Nonetheless, the TLC is continuing to close loans under the program for a handful of eligible borrowers who registered prior to the June 30, 2023 deadline but who have been otherwise unable to close due to extenuating circumstances. Additional exceptions are reviewed by the TLC on a case-by-case basis.

Standardized MRP+ Loan Terms

All of our medallion loans restructured under the MRP+ contain the following terms, among others:

•	a maturity of 25 years from the date of restructuring;

•	annual interest rate of 7.3%;

•	fixed monthly payments calculated on a fully-amortizing basis;

•	an ability to prepay on the first of each month with 30 days’ notice and without penalty;

•	if the medallion is sold during the term of the loan, the principal balance of the loan is due upon sale; and

•	all loans will be made pursuant to a TLC-approved standard form of loan security agreement.

As of December 31, 2024, we have restructured loans under the MRP+ representing approximately $229 million in post-restructured principal and 1,536 medallions. As a consequence of these restructurings, we forgave approximately $236 million in principal and received approximately $44 million in upfront principal reduction payments, all of which came from the City of New York.

Reserve Fund

The Reserve Fund was established in the City of New York in 2022 and is available to cover deficiencies and other items on all participating loans owned by participating lenders, subject to various mechanisms designed to limit risk on the availability of funds to support defaulted loans. Fund-level protections designed to preserve the balance of the Reserve Fund include, among others:

•

the aggregate debt service of loans supported by the Reserve Fund is limited to the initial fund balance equal to 1.1x annual debt service (e.g., $49 million initial funding divided by 1.1x based on $44.5 million of debt service);

•

the Reserve Fund may be accessed to cover unpaid scheduled debt service on a regular basis or to cover deficiencies realized where foreclosure sale proceeds are insufficient to satisfy remaining amounts due; and

•

upon a disposition, where the sale proceeds received for selling a medallion are less than the outstanding balance of the medallion loan, the Reserve Fund will satisfy the deficiency claim so long as the debt service coverage ratio is at least 1.0x annual debt service of participating loans, otherwise the Reserve Fund will continue to make regularly scheduled payments of principal and interest.

Replenishment and Release Mechanism

If the Reserve Fund balance is less than 1.0x the annual debt service of participating loans, then:

•

the Mayor of the City of New York may request an appropriation for the upcoming fiscal year in an amount sufficient to replenish the Reserve Fund to 1.0x coverage of annual loan debt service with a payment to be made by the City of New York by September 30 of such year;

•

the Reserve Fund may only be accessed to cover scheduled unpaid loan debt service and may not be accessed to cover shortfalls where the foreclosure sale proceeds received for selling a medallion is less than the outstanding balance of the medallion loan; and

•

foreclosure auctions may continue to occur, and any sale proceeds received will be used as determined by the lender, and the Reserve Fund will continue to be accessed to cover the scheduled debt service on the amount of the loan not recovered in auction.

If the balance of the Reserve Fund is less than 0.5x the annual debt service of participating loans, then the City of New York, acting through the Mayor, is required to seek an appropriation for the next fiscal year to replenish the Reserve Fund to 1.0x coverage of annual loan debt service with payment to be made by the City of New York by September 30 of such year.

If the balance of the Reserve Fund falls below 0.25x the annual debt service of participating loans, then the MRP+ documents require immediate notification to the City of New York and/or the Mayor that it should request an additional appropriation in the current fiscal year to replenish the Reserve Fund to 0.25x coverage of annual loan debt service.

The Reserve Fund is not a guarantee of the City of New York to repay the MRP+ Loans, nor is it our asset nor pledged to us. Furthermore, the City of New York’s agreement to replenish the Reserve Fund is not a debt of the City of New York under or within the meaning of the New York State Constitution or the Local Finance Law of the State, nor are the MRP+ Loans deemed to be debts of the City of New York. As a result, the City of New York has no obligation to pay principal of or interest on any of the MRP+ Loans.

Loan Portfolio

Our NYC loan portfolio is comprised of two categories: (i) MRP+ Loans and (ii) Non-MRP+ Loans.

MRP+ Loans. As of December 31, 2024, we had approximately $204 million of unpaid principal balance represented by loans that have been or are expected to be restructured pursuant to the MRP+ and benefit from credit enhancement and support from the City of New York (the “MRP+ Loans”). In the aggregate, these MRP+ Loans are collateralized by 1,382 NYC taxi medallions. While each MRP+ Loan has a different unpaid principal balance, all other terms are substantially identical, including carrying a 7.3% interest rate, a 25-year maturity and a monthly payment calculated based on a 25-year amortization schedule. See “— Medallion Relief Program+ (MRP+)” for more information about the MRP+ and our portfolio of MRP+ Loans. For the year ended December 31, 2024, all MRP+ Loans were actual MRP+ Loans that participated in the MRP+ program and as such, there were no forecasted amounts of MRP+ Loans. Going forward, we do not expect to include anticipated MRP+ Loans in our MRP+ loan asset value.

Our MRP+ Loans represent a significant portion of our current regular monthly collections of principal and interest.

DePalma I’s MRP+ portfolio was approximately $204 million in aggregate principal amount as of December 31, 2024, which represents approximately 74% of the total MRP+ program by unpaid principal balance as of such date. The Reserve Fund balance is approximately $37 million as of December 31, 2024. As of December 31, 2024, the default rate of our MRP+ portfolio is 35% based on aggregate principal amount, and the default rate of the broader MRP+ program is approximately 35%.

Non-MRP+ Loans. As of December 31, 2024, we had approximately $143 million of unpaid principal balance represented by NYC loans whose borrowers (i) were not eligible to participate in the MRP+ or (ii) chose not to participate in the MRP+ (the “Non-MRP+ Loans”). A significant portion of these loans currently are in default and were at the time we acquired them. Many of these loans are to borrowers who own large numbers of medallions and maintain active taxi fleet operations. As of December 31, 2024, our Non-MRP+ Loans are collateralized by 378 NYC taxi medallions. Our Non-MRP+ Loans are expected to be resolved over the next few years in any one of the following ways.

•

Restructuring. Loan restructurings take multiple forms, sometimes involving a reduction of the principal balance by us in return for an upfront cash payment from the borrower and reperformance of the loan with new, market-based terms. Since 2018, we have completed restructurings on Non-MRP+ Loans of $217 million of original unpaid principal balance and 477 NYC taxi medallions.

•

Discounted Payoff. Discounted payoffs occur when a borrower makes a payment at a discount to the current unpaid principal balance and interest in full satisfaction of their obligations to us. Once payment is received, we will release our liens on all collateral. Since 2018, we have completed discounted payoffs on Non-MRP+ Loans of $198 million of original unpaid principal balance and 429 NYC taxi medallions, for aggregate cash collections of $93 million, some of which are no longer in the portfolio as the collateral was returned to the borrower and the loans were deemed satisfied.

•

Paydown and Surrender. Paydown and surrender occurs when a borrower makes an upfront payment and voluntarily surrenders ownership of the medallion to us. Since 2018, we have completed paydowns and surrenders on Non-MRP+ Loans of $129 million of original unpaid principal balance and 264 NYC taxi medallions.

•

Foreclosure and Loan Enforcement Litigation. Foreclosure and loan enforcement litigation are typically used when other more efficient means of resolutions are not available. In these circumstances, we typically utilize the non-judicial foreclosure procedures provided for under the UCC to conduct a public auction of medallions, retain collateral in satisfaction of the debt and/or other mechanisms provided for under the loan documents and applicable law. We also may commence enforcement litigation against guarantors and borrowers, where appropriate.

Our Non-MRP+ Loans represent a nominal portion of our current monthly collections of principal and interest, as compared to our MRP+ Loans. Beginning in 2023, we and Field Point began active negotiations with all of our delinquent borrowers and, in some cases, have commenced enforcement actions for substantially all of the Non-MRP+ Loans that are more than one year past maturity. In some cases, we have agreed upon terms for the resolution or restructuring of those defaulted loans. As we resolve these loans, we expect monthly collections of principal and interest to increase or that we will collect meaningful cash payments in resolution of each borrower relationship. However, there can be no assurance that monthly collections of principal and interest will increase, or that we will collect such cash payments, if at all.

The table below sets forth our loan resolution activity during the financial statement periods presented.

	Prior to 2021	Year ending December 31, 2022	Year ending December 31, 2022	Year ending December 31, 2023	Year ending December 31, 2024
Restructurings(1)	197	92	1,292	293	139
Discounted Payoffs	304	54	51	19	16
Paydown & Surrenders	90	97	41	18	1

(1)	Restructurings include both MRP+ Loans and Non-MRP+ Loans as well as instances where borrowers restructured their loans multiple times.

Since inception, we had 108 medallions loans participate in the original MRP program, of which 79 subsequently participated in the MRP+ program and the remaining 29 remained as non-MRP+ loans. We received total debt paydowns under the original MRP program of $1.6 million and $0.4 million in 2021 and 2022, respectively.

Additionally, we received $0.2 million and $0.1 million of debt service payments from the MRP program in 2021 and 2022, respectively. There will not be an impact on future financial results as the MRP program is closed. In addition, as of December 31, 2024, 14% of loans by medallions were non-performing (i.e., more than 30 days past due). Of the original MRP loans, 3% were foreclosed, 14% remained in default, 65% are current and 19% were paid off by December 31, 2024.

Our fair value calculation for New York City medallions includes a variety of factors including the amount backstopped by New York City in the MRP+ program. After significant negotiations between the City of New York, the Taxi Workers Alliance, and the DePalma Companies, the parties agreed to a $200,000 per medallion total price for MRP+ loans. New York City agreed to provide an upfront principal reduction grant payment equal to $30,000 per medallion to lenders who participated in the MRP+ program. New York City also agreed to provide a deficiency credit support mechanism (the previously described “Reserve Fund”) of the post-restructuring unpaid principal value up to $170,000 per medallion, plus interest and collection costs. Considering that the agreed-upon price at the time of the restructuring was $200,000 per medallion with a subsequent paydown equal to $30,000, the maximum unpaid principal balance per medallion for an MRP+ loan is $170,000 before taking into account interest and collections costs. In effect, this deficiency credit support mechanism supports the entire unpaid principal balance of the MRP+ loans. The Reserve Fund lasts for the entire 25-year term of the underlying loan. As of December 31, 2024, 1,214 loans, 1,382 medallions (which includes medallions underlying loans that went through the MRP+ program and were subsequently paid down), and $203.7 million in unpaid principal balance in DePalma I’s portfolio was backstopped by the Reserve Fund in addition to the medallion collateral.

We believe that even following the completion of the MRP+ program, the New York City backstopped value per medallion is a relevant input in the valuation of medallions. The negotiated value per medallion from the MRP+ program represents a three-party consensus view of medallion value agreed upon by the City of New York, the Taxi Workers Alliance, and the DePalma Companies, which are all parties that understand the underlying economics of medallions.

Owned Medallions — Fleet and Leasing

Our Owned Medallions consist of medallions we own directly as well as those where, subject to the TLC ownership transfer approval process, we have the legal right to ownership. As of December 31, 2024, we had approximately 2,061 Owned Medallions, a portion of which is, as of December 31, 2024, used in Septuagint’s operating fleet, acquired primarily as a result of enforcement actions involving defaulted medallion loans we owned. We believe our ownership makes us the largest single owner of medallions in the NYC taxi market, providing us with significant strategic advantages in executing our business strategy and allowing us to sell medallions, potentially including seller financing, without the need for incremental capital.

In 2019, we commenced activities to deploy our Owned Medallions through Septuagint, an operating joint venture with Kirie Eleison, an unaffiliated strategic joint-venture partner, in which we will have the right to exercise governance control once 85% of DePalma II’s Owned Medallions (as of November 1, 2019) have been leased to and are operated by Septuagint. As of December 31, 2024, approximately 62% of DePalma II’s Owned Medallions as of November 1, 2019 are being leased to and operated by Septuagint. As of December 31, 2024, Septuagint is governed by a board of four directors with Kirie Eleison and DePalma each having the ability to appoint two directors. Once 85% of DePalma II’s Owned Medallions as of November 1, 2019 have been leased to and are operated by Septuagint, the structure of the board will change such that if either we or Kirie Eleison provides over 60% of the medallions in use by Septuagint, then such party will be entitled to appoint an additional board member, resulting in an increase of the board size to five directors. Certain major decisions (corporate transactions, new lines of business, certain employment decisions) require the unanimous consent of the Septuagint board of directors. Additionally, the operations of Septuagint are governed by the OSA, which establishes the parameters of Septuagint’s day-to-day operations and establishes exclusivity between DePalma II and Kirie Eleison. Pursuant to the OSA, Septuagint has agreed to provide customary day-to-day taxicab services, such as the subleasing of medallions to drivers (both with respect to DePalma II’s Owned Medallions and for the medallions owned by Kirie Eleison and its affiliates), the subleasing of DePalma II’s taxicab vehicles to drivers and the maintenance, inspection and repair of the taxicabs. DePalma II has also agreed to provide assistance to Septuagint with the preparation of business plans, strategic planning, and operational modeling. Kirie Eleison agreed to transition employees and personal property to Septuagint and cause its affiliate to lease space to Septuagint for use as a taxicab business. The exclusivity provisions in the OSA provide that DePalma II and Kirie Eleison will work together on taxi-related services and activities during the term of the OSA and (i) so long as DePalma II leases Owned Medallions, all of such Owned Medallions will be leased to and operated by Septuagint, and (ii) so long as Kirie Eleison or its affiliates leases medallions, such medallions will be leased to and operated by Septuagint. The OSA had an initial term of 36 months, and such term automatically renews for 12-month periods, unless terminated by DePalma II or Kirie Eleison upon written notice at least 90 days prior to the expiration of any such renewal term or as otherwise agreed by the parties. Additionally, the OSA can be terminated with cause upon one day prior written notice to the other parties upon failure to cure a breach of the OSA within the 30-day cure period. In the event of a termination, the parties agreed to work in good faith to wind down Septuagint while maintaining taxicab services, producing financial and operational reporting, and executing an orderly separation. The exclusivity provisions do not have a material impact on DePalma II and its financial results given that the OSA is terminable, the services being provided thereunder can be replaced in the ordinary course upon termination, and, as reflected in DePalma II’s financial statements, Septuagint’s current operations are immaterial to DePalma II’s financial performance. On September 26, 2024, DePalma II provided notice to Kirie Eleison of its default under certain provisions of the OSA, including a provision requiring Kirie Eleison to lease all of the medallions owned by Kirie Eleison and its affiliates and transfer their medallion leases to Septuagint. Pursuant to the OSA, Kirie Eleison had 30 days from the date of the notice to cure its default. However, on October 17, 2024, the DePalma Companies and Kirie Eleison signed an amendment to the OSA that eliminated Septuagint’s exclusive right under the OSA to lease DePalma II’s medallions and provided for a transition period until December 15, 2024 for DePalma II to decide whether to (i) have Kirie Eleison transfer its 50% interest in Septuagint to DePalma II or (ii) wind down Septuagint. While the transition period originally expired on December 15, 2024, pursuant to the October 17, 2024 amendment, DePalma II and Kirie Eleison subsequently agreed to further extend the transition period through March 31, 2025 in order to allow DePalma II and Kirie Eleison additional time to, among other things, evaluate their options and consider whether to continue Septuagint’s operations, or wind Septuagint down and have DePalma II continue to pursue other alternative fleet servicing arrangements with third parties and/or to establish its own fleet servicing entity. Accordingly, there have been no quantitative and qualitative changes to Septuagint’s ownership or Septuagint’s organizational or operating agreements during this transition period, as the parties are continuing to operate under the original OSA, as amended on October 17, 2024, which, as noted, only removed the exclusivity provisions. If DePalma II winds down Septuagint, DePalma II would no longer lease any of its Owned Medallions through Septuagint. DePalma II intends to continue to pursue its leasing strategy by leasing Owned Medallions either through Septuagint or through a newly formed, wholly owned subsidiary of DePalma II. DePalma II intends to enter into non-exclusive commercial agreements with third party fleets to assist the company in leasing medallions. The DePalma Companies are in ongoing discussions with Kirie Eleison regarding the restructuring of its affiliates’ debt. On March 31, 2025, DePalma II and Kirie Eleison agreed to further extend the transition period by which DePalma II may elect to require Kirie Eleison to transfer its membership interest in Septuagint to April 30, 2025. As of the date of this Annual Report on Form 10-K, the transfer of ownership has not yet occurred.

Septuagint is a medallion leasing agent and taxi fleet operating company based in Long Island City, Queens, New York, licensed by the TLC as an agent/broker for managing NYC taxi medallions. As of December 31, 2024, Septuagint utilized 231 of our Owned Medallions and managed a fleet of approximately 231 vehicles and 261 drivers via a TLC-licensed fleet.

DePalma II entered into agreements with Septuagint which granted Septuagint the exclusive right to operate or sublease medallions and related taxicab vehicles owned by the mini-LLCs. The monthly rental payments for the leases of the medallions are $1,500 per medallion. Septuagint is separately obligated to pay for the vehicles under various guaranty agreements. Septuagint is granted full and exclusive authority to sell (or lease) the vehicles on behalf of the mini-LLCs at prices that Septuagint shall determine in its sole discretion. The mini-LLCs retain ownership interests in the medallions and taxicab vehicles throughout the contractual term, unless otherwise agreed upon. As a result of COVID-19, Septuagint’s ability to make payments on the medallion and vehicle leases significantly deteriorated and DePalma II implemented a payment holiday beginning in March 2020 through April 30, 2022. Commencing in May 2022, Septuagint began making payments on the vehicle leases, which are currently recorded as a deposit liability in the Consolidated Balance Sheet of DePalma II, however, payments on the medallion leases have not yet resumed through December 31, 2024.

We continue to monitor Septuagint’s ability to pay its medallion lease payment obligations, as well as its working capital note and vehicle payment obligations. In light of Septuagint’s current cash constraints, Septuagint continues to delay payment on its medallion leases. Currently, DePalma II does not have an anticipated date for when Septuagint will resume its medallion lease payment obligations. DePalma II’s and Septuagint’s management each currently believe the continued delay of medallion lease payments is the best course of action because it allows Septuagint to retain such payments for working capital, which is primarily deployed to Septuagint’s workforce at this time. In order for Septuagint to grow its fleet consistent with its growth strategy, Septuagint will need to attract and retain additional drivers. Accordingly, Septuagint remains focused on the goal of achieving profitability by attracting and retaining additional drivers over time, at which point medallion lease payments could recommence. However, the market for drivers remains fluid and subject to general economic conditions. As a result, DePalma II is currently unable to determine when, if at all, Septuagint’s fleet will achieve profitability. In the event that our relationship with Septuagint is terminated, we do not expect to be repaid on the medallion lease payments or the working capital notes that mature in June 2026.

Further, certain entities owned by the principals of Kirie Eleison are borrowers of Non-MRP+ Loans and, as a result, owe approximately $38 million in principal (excluding accrued unpaid regular and default interest payment obligations) to DePalma I under such loans. Similar to substantially all of DePalma I’s Non-MRP+ Loan portfolio, these loans are in default. Although distinct contractually, given overlap of the parties, a resolution between Kirie Eleison and DePalma I regarding the Non-MRP+ Loans could adversely impact DePalma II’s current operating relationship with Septuagint. For example, we may resolve DePalma I’s lending relationship through negotiating a resolution with the owners of Kirie Eleison that (i) removes Kirie Eleison as an owner and joint-venture partner in Septuagint and/or (ii) results in Septuagint being wound-down.

We plan to continue to increase the number of taxis we deploy either (i) in Septuagint’s fleet or (ii) through either a newly formed, wholly owned subsidiary of DePalma II or through third-party fleets as we attract new drivers, acquire new vehicles and take ownership of more medallions through foreclosures on our existing medallion loans. In the future, we also plan to purchase additional vehicles and either (i) lease them to Septuagint or (ii) deploy them through either a newly formed, wholly owned subsidiary of DePalma II or through third-party fleets. We believe that this growth will allow us to continue to increase cash flows from our Owned Medallions while also developing a pipeline of taxi drivers for the future sale of medallions, which could include related seller financing. However, such expansion plans may be costly and there is no assurance that we will be able to expand a taxi fleet, if at all, or that this initiative will ultimately have the intended effects to operating results. The primary factors that have limited the number of taxis in Septuagint’s fleet are availability of cars, the availability of drivers at certain times of the year, a desire by Septuagint to grow the fleet in a methodical manner that would not require the need for a capital infusion, and Septuagint’s need to scale up its operations as the fleet grows. In addition, Septuagint needs access to medallions in order to grow its fleet. DePalma II has discretion to determine, in its business judgment, the pace at which it will deploy its medallions for lease to Septuagint. In the event we are unable to scale Septuagint as desired, we may have to reevaluate the relationship and pursue other ventures with third parties to establish and grow a taxi fleet, however, there can be no assurance that we will be able to identify a suitable alternative. Any changes to the current Septuagint relationship will likely cause short-term operational disruptions and may negatively impact results, including our ability to collect on our various obligations from Septuagint. See “Risk Factors—Risks Related to DePalma’s Business—Changes to Septuagint, our operating joint venture with Kirie Eleison, an unaffiliated strategic joint-venture partner, could have negative impacts on our business.”

On November 15, 2024, DePalma II entered into a non-exclusive servicing agreement with an unrelated taxi fleet to provide operational support and access to physical garage and office space for our medallion leasing business.

The table below sets forth the amount of medallion lease payments deferred and vehicle guaranty payments deferred with Septuagint during each period presented.

	Year Ended December 31, 2022	Year Ended December 31, 2023	Year Ended December 31, 2024
Payable Balance(1)	$5,468,512	$8,597,380	$12,755,380
Medallions Lease Payments	$2,544,476	$3,128,868	$4,158,000
Vehicle Guaranty Payments	$624,087	$—	$—
Number of Medallions	142	230	231

(1)	Payable Balance represents the total accrued medallion lease expense during each period presented.

Competitive Strengths

We believe that we have significant competitive strengths within the NYC taxi medallion industry.

Multiple Ways to Deploy Medallions. Through our investment in Septuagint, we believe we are the only meaningful participant in the NYC taxicab industry with both a fleet to deploy medallions and a balance sheet to support seller financing of medallions as described below. We are able to provide solutions for both current and prospective drivers to buy or lease medallions within our driver ecosystem.

Significant Scale. We have an interest in approximately 30% of the outstanding NYC taxi medallions, either as collateral for our medallion loans or through ownership of Registered and Unregistered Medallions. As of December 31, 2024, we have medallion loans outstanding on approximately 1,760 NYC taxi medallions and we have approximately 2,061 Owned Medallions. We believe that this enables us to have what we believe to be the best available data on all aspects of the NYC taxi industry and to obtain favorable terms when we negotiate with counterparties.

Track Record and Demonstrated Success. Since our inception in 2018, we have restructured, resolved or reperformed over 2,000 medallion loans while maintaining a significant level of cash collections and recoupment of capital. In addition, since our inception, we have purchased several loan portfolios from existing lenders and have had direct and indirect ownership in loans and/or medallions representing approximately over 4,500 NYC taxi medallions.

Strong Collateral Support. A key component of the NYC mobility infrastructure, taxi medallions have meaningful and permanent collateral value to support asset values and recovery, and are an enduring part of the NYC transportation landscape that represent a valuable asset to a diverse group of small business owners.

Partnership and Support with Key Stakeholders. We maintain strong relationships with key industry participants, including demonstrated successful partnerships and collaborations with the City of New York, the TLC and major driver organizations including the TWA. Most notably, we worked closely with the City of New York, the TLC and the TWA to establish the MRP+. These relationships, together with our recognized scale, allow us to participate in planning for and investing in the continued growth and development of this market.

Capitalize on relationships with brokers. We are committed to establishing, building, and maintaining relationships with brokers. We believe that relationships with brokers provide us with significant benefits, including an additional layer of due diligence regarding borrowers, lessees and other fleet operators, as well as additional monitoring capabilities. We plan to leverage our relationships with brokers, many of whom are currently borrowers, to expand our sales channel.

Conservative Capital Structure. We are currently entirely equity-funded, which eliminates the need for us to make interest or principal payments on third party debt. It also provides us with flexibility in our loan servicing and fleet operations and may allow for flexibility to incur debt financing in the future. As a result, we believe we are well-positioned to take a long-term approach to our business and are relatively insulated from the cyclicality of the credit markets, where increased costs of borrowing can have an immediate and adverse impact on our borrowers and their ability to make interest payments on our loans.

Strategy

Our core philosophy is to work with key stakeholders in the NYC taxi industry, such as the City of New York, the TLC and major driver organizations including the TWA, to help facilitate an industry-wide restructuring of historical medallion lending practices and to standardize a key piece of the NYC mobility infrastructure. Our primary strategy has been to attract institutional capital to the NYC taxi market to increase our profitability while also positioning us to deploy and reinvest capital in the NYC taxi market where we have a competitive advantage. Our primary methods of value creation in the future will be the sale of medallions, which could include seller financing, increased deployment of new vehicles in the Septuagint fleet and increasing recoveries on defaulted loans. As a byproduct of institutional capital returning to the NYC taxi market, we expect to that both NYC taxi medallion prices and operating cash flows will increase.

In executing our strategy, we have focused on reperforming, restructuring, and resolving defaulted loans to more closely match current market conditions.

New Medallion Loans. One of our strategies is to begin originating medallion loans to facilitate new ownership of NYC taxi medallions. We intend to sell medallions to new and existing borrowers while providing seller financing, thereby converting our Owned Medallions into new, performing medallion loans.

Improving Driver Experience. In addition, we seek to modernize and improve the driver experience. Some of our key driver-centric operating initiatives include:

•	a driver-first leasing model, where we view drivers as our customers;

•	a data-enabled services that provide for a more efficient driving experience, thereby improving driver earnings; and

•	investing in initiatives such as a driver clubhouse to provide drivers a place to rest and to improve their quality of life in the workplace.

Regulation

We believe that we are in compliance with all rules and regulations relating to the operations of our business.

Exemption from the Investment Company Act

In order to maintain our status as not being an “investment company” for purposes of the Investment Company Act, we must operate so as to fall outside the definition of an investment company or to fall within an applicable exclusion from that status. We expect to continue to fall within the exclusion from the definition of an “investment company” provided under Section 3(c)(5) of the Investment Company Act as a company primarily engaged in the business of (i) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and/or (ii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exclusion and believe that we remain in compliance with this exclusion as of December 31, 2024.

New York City Taxi and Limousine Commission

The TLC, created in 1971, is the municipal agency responsible for licensing and regulating NYC’s medallion taxicab and for-hire vehicles, including app-based companies such as Uber and Lyft. The TLC Board consists of nine members, including the Chairperson, each of whom is appointed by the City of New York Mayor with the advice and consent of the City of New York Council. As the primary regulator of the taxi industry, the TLC establishes the broader public transportation policy that governs taxi and for-hire transportation services in the City of New York, as well as standards for business operations, vehicle conditions, accessibility, public safety and consumer rights, issuing and regulating medallion licenses, setting and enforcing the fare rate in taxis, limiting taxi lease rates and overseeing the purchase and sale of taxi medallions. Under TLC rules, only yellow taxis are licensed to pick up street-hailing passengers anywhere within the City of New York limits.

As part of its regulatory landscape, the TLC regulates the number of medallions that may be issued. As of December 31, 2024, the number of medallions is capped at 13,587; however, the TLC may issue additional medallion licenses up to a number allowed by state and local laws through a sealed-bid process with a minimum upset price set by the TLC Chairperson. The TLC also supervises the application process for medallion licenses and oversees the transfer of ownership process, where medallion owners may transfer their licenses to another party so long as the second party meets eligibility requirements set forth by the TLC.

Additionally, the TLC regulates the fares medallion taxi drivers may charge. Fares are based on an initial charge, elapsed time and distance, plus surcharges. Vehicles must also comply with condition and safety standards detailed under TLC regulations, which include annual inspections and technological upgrades.

Intellectual Property

We do not possess any intellectual property. We entered into a Management Service Agreement with MAM, which will provide for, among other things, licensing for use of the “Marblegate” trademark.

Management and Servicing

DePalma is a portfolio company of and externally managed by MAM, a firm that was founded in 2009 and invests in distressed credit opportunities in the U.S. middle market. MAM currently manages approximately $3.0 billion, is comprised of 30 team members and is led by a team of professionals with an average of 30 years of experience in restructuring distressed investments. MAM first invested in NYC taxi medallion loans in March 2018, following two years of industry diligence and research. MAM has been managing the DePalma Companies since their inception.

We rely on MAM and other service providers for certain key services relating to the operation of our business. See the sections entitled “—Human Capital Resources” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships and Transactions with Directors, Executive Officers and Significant Stockholders—Management Services Agreement” contained elsewhere in this Annual Report on Form 10-K for more information.

MAM provides various services to us and to Septuagint, a fleet operator, including, but not limited to:

•	providing strategic oversight of our operations through MAM’s seasoned professionals and experienced team of operations experts;

•	negotiating and overseeing the origination, structuring, restructuring and workout of taxi-medallion loans and other loans held by us;

•	assisting the Septuagint board in making operational decisions;

•

evaluating, managing, performing due diligence on, negotiating and overseeing the acquisition and disposition of our assets and any subsidiaries’ assets, including taxi medallions, taxi-medallion loans and other assets or property;

•	managing our day-to-day business and operations, including assisting us in complying with any regulatory requirements applicable to us in respect of its business activities;

•	evaluating our financial and operating performance, including monitoring our business and operations, and our financial performance and assets;

•	providing a management team to serve as our and/or our subsidiaries’ executive officers;

•	identifying, evaluating, managing, performing due diligence on, negotiating and overseeing the provision of any debt or equity financing by us; and

•	identifying, evaluating, performing due diligence on, negotiating and overseeing the acquisition of all or a portion of target businesses or assets by us.

Our third-party servicer, Field Point, is a loan servicing provider formed in 2018 to provide a full suite of loan and collateral servicing capabilities to third-party owned loan portfolios. We believe Field Point is the largest servicer of taxi medallion loans in the NYC taxi market. Field Point has serviced all of DePalma I’s medallion loans since their initial acquisition by DePalma I. Most of our NYC taxi medallion loan servicing, including medallion transfers, is handled through Field Point and its affiliates, and Field Point is the first servicer to complete restructurings of MRP+ Loans. As of December 31, 2024, Field Point serviced more than $799 million of loans secured by NYC taxi medallions and restructured loans secured by approximately 2,706 NYC taxi medallions. In addition, as of December 31, 2024, Field Point completed the transfer process for approximately 870 NYC taxi medallions owned by DePalma II under the rules established by the TLC.

Additionally, we have servicing agreements with Field Point to manage, service and collect on all of our medallion loans. Since 2018, Field Point has serviced our loans from the time of acquisition and onboarding of each acquired loan portfolio. Under the terms of our servicing agreements, Field Point provides services to us and is responsible for:

•

managing, servicing, administering and assisting in making collections on the medallion loans (including, if necessary, commencing foreclosure on a medallion, or taking any other loss-mitigation steps as directed by us);

•	billing and collections;

•	loan documentation and customer information;

•	collateral maintenance and TLC compliance;

•	credit reporting; and

•	loan restructurings and modifications.

Human Capital Resources

Historically, we have relied on the employees and service providers of our affiliates as well as our third-party medallion-loan servicer, Field Point, because such entities and individuals have significant experience in servicing taxi medallion loans and related services and have provided us an organizational infrastructure on a more cost effective basis. Our key functions are performed by employees of our affiliates and service providers pursuant to various servicing agreements. As of December 31, 2024, Septuagint had 12 employees and 1 consultant.

Additionally, through our servicing agreements, we utilize approximately 30 and 28 individuals of MAM and Field Point, respectively. We continuously assess our management team’s capabilities, as well as those of MAM and Field Point, with a view towards the long-term objectives and value creation goals of our company. Accordingly, we are currently assessing whether it would be in our stockholders’ best interests to internalize certain of the operations currently being provided through our servicing agreements. If we elect to internalize some of these operations, we would expect to do so in a cost-effective manner by hiring certain employees of such affiliates or third parties with similar capabilities and experience, while continuing to utilize certain personnel and resources on a contract basis.

Alternatively, as a result of such assessment, we may elect to maintain our external operational structure, but seek to modify one or more of such servicing agreements to optimize our related expenses. There are no assurances that any such actions could be achieved on terms reasonable acceptable to us or at all.

We currently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we intend to adopt some or all of such plans in the future. There are currently no personal benefits available to any of our affiliates’ employees or service providers.

Additional Information

Our principal corporate office is located at 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut, 06831. The phone number of this office is (203) 210-6500. Our website is www.marblegatecapitalcorp.com. Under the investor relations page of the Company’s website, https://marblegatecapitalcorp.com/sec-filings/, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS.

Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our common stock and warrants could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Forward-Looking Statements.”

Risks Related to Our Business

We have a limited operational history.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our ongoing and future operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation, and the continued development of a business strategy and customer base. This is compounded by the fact that we operate in the mobility industry, which is a rapidly transforming sector. There is a possibility that we could sustain losses in the future, and there are no assurances that we will operate profitably in the future.

Additionally, given our limited operational history, our recent financial performance may not be indicative of our future performance including the future impact of being a public company.

Our business is heavily concentrated in loans secured by taxicab medallions as well as Owned Medallions, which carry a high risk of loss and could be adversely affected by an economic downturn as well as the regulatory policies of the City of New York and the New York City Taxi and Limousine Commission.

Our business is heavily concentrated in medallion collateralized lending and Owned Medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company, including as a result of the COVID-19 pandemic. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism as well as those that affect the City of New York. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at the for-hire-vehicle, taxicab or automotive industry. Our business concentration could lead to developments that may have a material adverse effect on our results of operations.

By its nature, medallion collateralized lending to sole proprietors that own cars, fleet operators who own and operate cars, and leasing medallions to fleets or other drivers involves high risk of loss. Although the net interest margins are intended to be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of our medallion loan portfolios. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of taxicab medallions. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our net interest income.

Furthermore, our business is significantly affected by monetary and regulatory policies of the U.S. Federal Government and its agencies, the monetary and regulatory policies of the State of New York and its agencies as well as the regulatory policies of the City of New York, particularly regulations promulgated by the TLC. For example, since 2017, New York State, New York City Council and the TLC have made several changes to the medallion classes and regulations forcing greater transparency and equal regulation among transportation companies, including eliminating the distinction between individual and corporate medallions, temporarily capping the number of ride-sharing licenses, minimum-wage regulations for for-hire vehicle (“FHV”) companies, and congestion pricing. The long-term impact of these changes is still uncertain. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us through interest rate changes, costs of compliance with increased regulation, and other factors. All medallion owners must be approved by TLC, and if we fail to follow TLC regulations and registration requirements, we may lose our license as a medallion leasing agent and taxi fleet operator or receive fines or face other costly penalties, which may have a material adverse effect on our business.

The TLC also governs the transfer of medallions. In the event of a TLC transfer as a result of a UCC disposition, the TLC does not require anything from the original owner of the medallion so long as the secured party has properly obtained the legal right to the medallion.

Risks associated with the TLC transfer process include properly obtaining the legal right to the medallion (e.g., issues with the auction or surrender of the medallion), properly documenting the right to the medallion (e.g., affidavits detailing the auction), and the risk of outstanding prior liens, taxes, fines, summons, or other “open items” that need to be resolved in order to proceed with the TLC closing. There are also general regulatory risks associated with medallion ownership and potential changes to the regulatory framework and TLC practices, including, but not limited to, the TLC slowing or stopping the processing of transfer application packages and the TLC changing the rules or practices associated with medallion ownership and the transfer of ownership, including determining that a certain party is “unfit” to own medallions.

The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their loans. Historically, we have not used the current expected credit losses model or preceding authoritative GAAP for loss reserving, which is used by other specialty financing companies and requires us to have to book all losses for all loan loss reserves because we may not recover on the full amount of a loan. However, in many instances with loans in our portfolio, we do not expect to recover on the full amount of such a loan because we acquired the loans at a meaningful discount to its unpaid principal balance through our historical portfolio acquisitions. We have historically and per audits have used fair value accounting to value our medallion loan portfolios and medallions. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the quality of our assets.

DePalma I’s balance sheet consists substantially of loans secured by taxicab medallions, which historically have been associated with significant delinquency rates and risk of default. If we are unable to recover meaningful amounts relative to our acquisition prices on loans in default, our results of operations could be adversely impacted.

DePalma I’s balance sheet consists substantially of loans secured by taxicab medallions, which historically have been associated with higher-than-average delinquency rates and defaults as substantially all of the loans were acquired after they had defaulted. As of December 31, 2024, we held approximately $346.6 million in aggregate of NYC taxicab medallion loans including MRP+ Loans and Non-MRP+ Loans, of which approximately 46% of Non-MRP+ Loans by medallion count were in default. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market and service these loans then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. As described in more detail in “Item 1. Business”, a significant portion of our loans are backed by a Supplemental Loan Deficiency Guaranty, which is a program that was established to benefit participating NYC taxi medallion loan lenders like us by providing municipal credit support in the event of defaults by eligible and participating taxi medallion owners. Although the MRP+ is designed to lower the risk of incurring losses from borrowers in default, the MRP+ may not be successful, or as successful as we anticipate. While the original deadline to sign up to participate in the MRP+ ended on January 31, 2023 and the official deadline to close MRP+ loans was June 30, 2023, as of December 31, 2024, the TLC has continued to close loans under the program for eligible borrowers who registered prior to the June 30, 2023 deadline but were unable to close due to extenuating circumstances, although no assurance can be made that such exceptions will continue. If additional borrowers cannot participate in the MRP+, our operations will be adversely affected. Additionally, we may in the future have loan portfolios that do not consist of loans acquired in the secondary market at discount prices.

We also have Non-MRP+ Loans. We may not be able to efficiently resolve an adequate number of Non-MRP+ Loans. If a borrower defaults on their loan, the medallion could be foreclosed on or sold at auction, which could result in us receiving less income than expected. Our ability to efficiently resolve the amount of any medallion loans on beneficial terms may impact our business and results of operations by not producing cash in the short term.

The mobility industry is highly competitive, with many well-established, low-cost alternatives, including government-run/based mass transportation options, low switching costs, and well-capitalized competitors in nearly every major geographic region. If taxis are unable to compete effectively for drivers and passengers in this industry, our business and financial prospects would be adversely impacted.

Our business, which currently consists of acquiring, restructuring and owning loans secured by taxicab medallions or the medallions themselves is entirely based in the mobility industry. Additionally, in the future the Company will sell medallions, potentially including seller financing. Taxis face significant competition in the mobility industry from existing, well-established, and low-cost alternatives, and in the future we expect taxis to face competition from new market entrants. In addition, within the mobility market, the cost for consumers to switch between modes of transportation is low. Passengers have a propensity to shift to the lowest-cost or highest-quality provider and drivers have a propensity to shift to the platform with the highest earnings potential. Drivers who have medallion loans are often more reluctant to shift platforms as a consequence of their loans, although this does not necessarily mean that they won’t default on their loans.

For example, ridesharing applications, or ridesharing apps, including Uber and Lyft, utilized by for-hire vehicles were introduced in the City of New York in 2011 and continue to expand domestically and globally. Many of these ridesharing companies operate outside of the regulatory regime which we and our borrowers operate. As a result, there is an increased risk of competition because such companies are able to pass the cost savings of not having to comply with certain regulations to its passengers. As competitors introduce new products and offerings, and as existing products evolve, taxis expect to become subject to additional competition. In addition, taxi competitors may adopt certain product features, or may adopt innovations that drivers and passengers value more highly than that offered by taxis, which would render taxis less attractive.

With regard to passengers, taxis compete with personal vehicle ownership and usage and ridesharing companies, including Uber and Lyft. In addition, public transportation can be a superior substitute to taxis for passengers and in many cases, offers a faster and lower-cost travel option in many cities, including the City of New York where the majority of our taxi medallions are based. The City of New York and other major metropolitan areas may also encourage persons to utilize non-automotive transportation, such as walking and biking, by improving bicycle lanes and pedestrian walkways. The City of New York and other major metropolitan areas have launched pilot programs to provide free or subsidized bike and scooter rentals. Taxis also compete with other traditional transportation services and for hire vehicles, such as livery and other car services.

In the case of drivers, the primary competition for fleet operators is the ride-sharing companies such as Uber and Lyft, along with Street-hail Liveries, known colloquially in the City of New York as “Green Taxis,” although

Green Taxis are not available in the Borough of Manhattan. Many of the taxi industry’s competitors are well-capitalized and offer discounted services, driver incentives, passenger discounts and promotions, innovative products and offerings, and alternative pricing models, which may be more attractive to passengers than those offered by taxis. In addition, we currently benefit from certain regulations and proposals in the City of New York that are favorable to taxicabs and unfavorable to ride-share companies, see “—Current regulations or proposed regulations in the City of New York that are favorable to taxicabs may change or cease to be in effect, which could negatively impact our business.” We cannot guarantee these regulations will remain unchanged and in force, and if they were to change it may be in a way that increases the competition for taxicabs.

For all of these reasons, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion which could impact the value of our Owned Medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

A significant portion of our medallion loans that are not participating in the MRP+ are in default and non-performing.

As of December 31, 2024, 46% of our NYC Non-MRP+ medallion loan portfolio was in default based on the number of medallions that are collateral for the loans. While historically we have been successful in restructuring, reperforming or resolving defaulted loans, either by restructuring eligible loans into the MRP+ or via other forms of resolution, our ability to continue such programs is uncertain and subject to many risks, including litigation, foreclosure and ultimate collateral values. For example, foreclosure processes are often lengthy and expensive, and the results of foreclosure processes may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our medallion loan or the priority or perfection of our security interests. Although it has not been our experience to date, our borrowers may attempt to file suit to stop or delay foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification or buy-out of our loan for less than we are owed. Additionally, the transfer of certain collateral to us may be limited or prohibited by applicable laws and regulations. Even if we are successful in foreclosing on collateral property securing our medallion loans, the liquidation proceeds upon sale of the underlying medallions or other collateral may not be sufficient to recover our loan. Any costs or delays involved in the foreclosure on the collateral asset will reduce the net proceeds realized and, thus, increase the potential for loss.

We may not be able to fully realize the benefits of our participation in the MRP+, which may adversely affect our financial performance.

As of December 31, 2024, 79% of our current New York City medallion loans based on the number of NYC taxi medallions that are either collateral to medallion loans or that we own are MRP+ loans, which is a Supplemental Loan Deficiency Guaranty program that was established to benefit participating NYC taxi medallion loan lenders by providing municipal credit support in the event of defaults by eligible and participating taxi medallion owners. As part of this initiative, the Reserve Fund was established in 2022. Initially funded with $49 million, the City of New York’s obligations to replenish the Reserve Fund shall be subject to and dependent upon appropriations being made from time to time by the New York City Council for such purpose. The City of New York is not legally required to appropriate such funds, and the ability of the City of New York to replenish the Reserve Fund may depend on various factors, including the financial condition of the City of New York at the time. As discussed under the heading “Item 1. Business—Our Market,” the City of New York agreed to provide an upfront principal reduction payment in the form of a grant equal to $30,000 per medallion to lenders who participated in the MRP+ program. The City of New York also agreed to provide a deficiency credit support mechanism via the Reserve Fund covering payment deficiencies on the remaining unpaid principal balance of up to $170,000 per medallion, plus interest and collection costs. As of December 31, 2024, no additional funding in excess of the initial funding has been committed. The initial funding amount may fall short, and until the program is closed and all participants and statistics are quantified we are unable to estimate how long the initial $49 million grant will last As a result, the amount held in the Reserve Fund may not be sufficient to support all of the loans participating in the MRP+ in need of debt relief.

The Reserve Fund is not a guarantee of the City of New York to repay the MRP+ Loans, nor is it an asset of the Company nor pledged to the Company. Furthermore, the City of New York’s agreement to replenish the Reserve Fund is not a debt of the City of New York under or within the meaning of the New York State Constitution or the Local Finance Law of the State, nor are the MRP+ Loans deemed to be debts of the City of New York. As a result, the City of New York has no obligation to pay principal of or interest on any of the MRP+ Loans. See “Item 1. Business—Our Market—MRP and MRP+—Reserve Fund” for more information.

Under the MRP+, a “loan enhancement administrator” is required to release funds from the Reserve Fund to pay contractual monthly payments to pay any deficiencies on outstanding amounts owed to the lender upon completion of a disposition of the collateral. If the loan enhancement administrator defaults on its obligation to release those funds, or if the Reserve Fund is depleted without the City of New York making further appropriations to restore it, our operations and loan portfolio may be impacted.

To the extent the MRP+’s loan enhancement administrator defaults on its obligations on administering the program, such default could result in litigation or subject us to delays in collecting payments due to us as a result of our participation in MRP+. If the Reserve Fund is depleted without further appropriations, it would directly tie the collectability of regular payments of MRP+ Loans to the willingness of the borrower to make payments. As of December 31, 2024, 32% of our MRP+ Loans (based on medallion count), representing approximately $72.0 million of unpaid principal balance were delinquent. All delinquent loans that were outside of their grace period had regular payments being made out of the Reserve Fund. Additionally, upon either disposition or resolution of medallion collateral for an MRP+ Loan, if the sale prices attainable in the market are insufficient to cover the outstanding amounts on the loan, it is unlikely we would be able to collect any deficiencies as recover under the loan documents are limited to the medallion collateral with no personal guarantees.

The lack of liquidity in our medallion loan portfolio and Owned Medallions as well as rising interest rates may adversely affect our business.

The illiquidity of our loan portfolio and Owned Medallions may adversely affect our ability to dispose of these assets at times when it may be advantageous for us to monetize their value, or at any time. In addition, if we were required to liquidate some or all of the medallion loans or Owned Medallions, the proceeds of such liquidation may be significantly less than the current value of such assets. Because we may borrow money to make or acquire medallion loans and other assets, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds.

Increase in interest rates has not had an identifiable impact on our interest income, gross income spread, or our ability to pass on interest costs to the borrower. The majority of our loan portfolio historically has been non-performing and has not made regular interest payments. As such, the increase in interest rates has not had an identifiable impact on interest income. The majority of our current interest income is from the MRP+ loans, which have a fixed interest rate of 7.3%. Additionally, DePalma I and DePalma II currently have no external borrowings, so the increase in interest rates have not impacted gross income spread or interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of DePalma—Overview—Key Factors Affecting Operating Results—Changes in Interest Rates” for more information.

As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains and materially affect our results of operations.

The insolvency of American Transit Insurance Company, the largest insurer of for-hire vehicles in New York City, may result in rising prices for liability insurance and a lack of available coverage, which may negatively impact our business.

American Transit Insurance Company (“American Transit”), the largest liability insurer of for-hire vehicles in New York City has been declared insolvent. We anticipate that the taxi industry will be negatively impacted by the insolvency of American Transit, as fleets and owners/operators of taxis may struggle to find alternative insurance providers. The lack of insurance providers could expose us and our borrowers to significant cost increases. The loss of American Transit may lead to an increase in the price of our own insurance policies, thereby adversely affecting our financial condition and results of operations.

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion could lead to a decrease in the value of our medallion loan collateral or our Owned Medallions.

Every city in which we own medallion loans and medallions, including and primarily the City of New York, and most other major cities in the United States, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then-outstanding medallion loans and Owned Medallions in that market could be adversely affected. While we do not believe there are plans to issue new medallions in the future, we are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

In the City of New York and in other markets where we own medallion loans and medallions, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses, such as rising gas prices, can render taxicab operations less profitable, could cause borrowers to default on loans from us, and could potentially adversely affect the value of our collateral and our Owned Medallions. On December 19, 2022, the TLC implemented a fare increase for passengers of NYC taxicabs. Per the TLC, they expect the impact of such increase to result in passenger fares to increase by 22.9%. From November 2022 to December 2024, farebox per day increased 39%.

Current regulations or proposed regulations in the State and City of New York that are favorable to taxicabs may change or cease to be in effect, which could negatively impact our business.

In December 2018, the TLC implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services the City of New York, such as those provided by drivers on ride-sharing platforms. These minimum rates took effect in February 2019. Since implementation, these regulations have had an adverse impact on the performance of ride-share providers in the City of New York and may continue to do so in the future. In August 2018, the New York City Council voted to approve various measures to further regulate ride-share providers, including driver earning rules and licensing requirements.

Additionally, in October 2021, the City of New York proposed certain legislation requiring any autonomous cars operated by ridesharing companies to still require a valid medallion. There can be no guarantee that such legislation will be passed and go into effect.

Currently, the aggregate number of medallions in NYC is capped at the current status quo, and thus our share of the medallion market remains stable and somewhat insulated from competition from other collateralized medallion lenders. However, if TLC created more medallions, there could be increased risk of competition from other collateralized medallion lenders or the value of existing medallions could decline as a result of increased medallion supply. See “Item 1. Business” for more information.

We cannot predict the status of these and other similar regulations in the future, and if the resulting regulations are not favorable to taxicabs it may negatively impact our business operations by causing borrowers to default on loans from us and adversely affecting the value of our collateral and our Owned Medallions.

As a result of our geographic concentration, our business may be adversely affected if the New York City taxicab industry experiences a sustained economic downturn.

Substantially all of our revenue and asset value is derived from NYC taxi medallion loans collateralized by NYC taxicab medallions and owned NYC taxi medallions. An economic downturn in the NYC taxicab industry could lead to an increase in defaults by our loan borrowers on our medallion loans and lower cash flows on all of our medallion assets. We cannot assure you that we will be able to sufficiently diversify our operations outside of the NYC taxicab market.

Changes to Septuagint, our operating joint venture with Kirie Eleison (“Kirie Eleison”), an unaffiliated strategic joint venture partner, could have negative impacts on our business.

In 2019, we commenced activities to deploy DePalma II’s Owned Medallions through Septuagint, an operating joint venture with Kirie Eleison, an unaffiliated joint venture partner. Septuagint is a medallion leasing agent and taxi fleet operating company based in Long Island City, Queens, New York, licensed by the TLC as an agent/broker for managing NYC taxi medallions. As of December 31, 2024, Septuagint utilized 231 of our Owned Medallions and managed a fleet of approximately 231 vehicles and 261 drivers via a TLC-licensed fleet. We will have the right to exercise governance control once 85% of DePalma II’s Owned Medallions (as of November 1, 2019) have been leased to and are operated by Septuagint. As of December 31, 2024, approximately 62% of DePalma II’s Owned Medallions as of November 1, 2019 are being leased to and operated by Septuagint.

On September 26, 2024, DePalma II provided notice to Kirie Eleison of its default under certain provisions of the OSA, including a provision requiring Kirie Eleison to lease all of the medallions owned by Kirie Eleison and its affiliates and transfer their medallion leases to Septuagint. Pursuant to the OSA, Kirie Eleison had 30 days from the date of the notice to cure its default. However, on October 17, 2024, the DePalma Companies and Kirie Eleison signed an amendment to the OSA that eliminated Septuagint’s exclusive right under the OSA to lease DePalma II’s medallions and provided for a transition period until December 15, 2024 for DePalma II to decide whether to (i) have Kirie Eleison transfer its 50% interest in Septuagint to DePalma II or (ii) wind down Septuagint. The amendment allows DePalma II to either wind down Septuagint or have Kirie Eleison transfer its ownership interest in Septuagint to DePalma II or a designee. While the transition period originally expired on December 15, 2024, pursuant to the October 17, 2024 amendment, DePalma II and Kirie Eleison subsequently agreed to further extend the transition period through March 31, 2025 in order to allow DePalma II and Kirie Eleison additional time to, among other things, evaluate their options and consider whether to continue Septuagint’s operations, or wind Septuagint down and have DePalma II continue to pursue other alternative fleet servicing arrangements with third parties and/or to establish its own fleet servicing entity. Accordingly, there have been no quantitative and qualitative changes to Septuagint’s ownership or Septuagint’s organizational or operating agreements during this transition period, as the parties are continuing to operate under the original OSA, as amended on October 17, 2024, which, as noted, only removed the exclusivity provisions. If DePalma II winds down Septuagint, DePalma II would no longer lease any of its Owned Medallions through Septuagint. DePalma II intends to continue to pursue its leasing strategy by leasing Owned Medallions either through Septuagint or through a newly formed, wholly owned subsidiary of DePalma II. DePalma II intends to enter into non-exclusive commercial agreements with third party fleets to assist the company in leasing medallions.

The DePalma Companies are in ongoing discussions with Kirie Eleison regarding the restructuring of its affiliates’ debt. On March 31, 2025, DePalma II and Kirie Eleison agreed to further extend the transition period by which DePalma II may elect to require Kirie Eleison to transfer its membership interest in Septuagint to April 30, 2025.

As of the date of this Annual Report on Form 10-K, the transfer of ownership has not yet occurred.

DePalma II entered into agreements with Septuagint which grant Septuagint the exclusive right to operate or sublease medallions and related taxicab vehicles owned by the mini-LLCs. Following the termination of the OSA, Septuagint will no longer have the exclusive right to operate or sublease DePalma II’s medallions. The monthly rental payments for the leases of the medallions are $1,500 per medallion. Septuagint is separately obligated to pay for the vehicles under various guaranty agreements. As a result of COVID-19, Septuagint’s ability to make payments on the medallion and vehicle leases significantly deteriorated and DePalma II implemented a payment holiday beginning in March 2020 through April 30, 2022. Commencing in May 2022, Septuagint began making payments on the vehicle leases, which are currently recorded as a deposit liability in the Consolidated Balance Sheets of DePalma II, however, payments on the medallion leases have not yet resumed through December 31, 2024.

DePalma II continues to monitor Septuagint’s ability to pay its medallion lease payment obligations, as well as its working capital note and vehicle payment obligations. In light of Septuagint’s current cash constraints, Septuagint continues to delay payment on its medallion leases. Currently, DePalma II does not have an anticipated date for when Septuagint will resume its medallion lease payment obligations. DePalma II’s and Septuagint’s management each currently believe the continued delay of medallion lease payments is the best course of action because it allows Septuagint to retain such payments for working capital, which is primarily deployed to Septuagint’s workforce at this time. In order for Septuagint to grow its fleet consistent with its growth strategy, Septuagint will need to attract and retain additional drivers. Accordingly, Septuagint remains focused on the goal of achieving profitability by attracting and retaining additional drivers over time, at which point medallion lease payments could recommence. However, the market for drivers remains fluid and subject to general economic conditions. As a result, DePalma II is currently unable to determine when, if at all, Septuagint’s fleet will achieve profitability. In the event that Septuagint is wound down, we do not expect to be repaid on the medallion lease payments or the working capital notes that mature in June 2026.

Further, certain entities owned by the principals of Kirie Eleison are borrowers of Non-MRP+ Loans and, as a result, owe approximately $38 million in principal (excluding accrued unpaid regular and default interest payment obligations) to DePalma I under such loans. Similar to substantially all of DePalma I’s Non-MRP+ Loan portfolio, these loans are in default. Although distinct contractually, given overlap of the parties, a resolution between Kirie Eleison and DePalma I regarding the Non-MRP+ Loans could adversely impact DePalma II’s current operating relationship with Septuagint and the potential termination of the OSA and wind down of Septuagint. The DePalma Companies may resolve DePalma I’s lending relationship through negotiating a resolution with the owners of Kirie Eleison that (i) removes Kirie Eleison as an owner and joint-venture partner in Septuagint and/or (ii) results in Septuagint being wound-down. The agreement between the DePalma Companies and the principals of Kirie Eleison signed on October 17, 2024, would provide debt forgiveness to the principals of Kirie Eleison in exchange for assisting in transitioning or transferring our medallions and vehicles to a new garage as we see fit and surrendering to DePalma or its designee the medallions that serve as collateral on their loans.

Any changes to the current Septuagint relationship will likely cause short-term operational disruptions and may negatively impact results, including our ability to collect on the DePalma Companies’ various obligations from Septuagint. See “Item 1. Business—Our Market—Owned Medallions—Fleet and Leasing” for more information.

Increases in fuel, food, labor, energy, and other costs due to inflation and other factors could adversely affect our operating results. In addition, supply chain disruptions may make expansion and maintenance of our existing taxi fleet challenging or prohibitively expensive.

Factors such as inflation, increased fuel prices, and increased vehicle purchase, rental, or maintenance costs, including increased prices of new and used vehicle parts as a result of recent global supply chain challenges, may increase the costs incurred by taxi drivers. Similarly, factors such as inflation, increased food costs, increased labor costs, increased rental costs, and increased energy costs may increase driver operating costs. In many cases, these increased costs may cause taxis to spend less time providing service. Likewise, these increased costs may cause fleet operators to pass costs on to drivers by increasing prices, which would likely cause fleet utilization to decline. A decreased supply of taxi drivers could lead to an increase in defaults by our loan borrowers on our medallion loans and lower cash flows on all of our medallion assets.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Such funds exceeding $250,000 are not insured against loss by the Federal Deposit Insurance Corporation (“FDIC”). Should events, including limited liquidity, defaults, non- performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

The impact of economic conditions, including the resulting effect on discretionary passenger spending, may harm our business and operating results.

Our performance is subject to economic conditions and their impact on levels of discretionary passenger spending. Some of the factors that have an impact on discretionary passenger spending include general economic conditions, slower growth or recession, inflation, unemployment, passenger debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, passenger confidence, and other macroeconomic factors. Passenger preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. In such circumstances, passengers may choose to forgo taxis for lower-cost personal vehicle or public transportation alternatives, or may reduce total miles traveled as economic activity decreases. Such a shift in passenger behavior may harm our business, financial condition, and operating results. Likewise, small businesses and individuals that do not have substantial resources, including many of the taxi drivers we do business with, tend to be more adversely affected by poor economic conditions than large businesses.

In addition, economic instability or uncertainty, and other events beyond our control, such as the COVID-19 pandemic, have, and may continue to, put pressure on economic conditions, which has led and could lead to reduced demand for services on our platform or greater operating expenses. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and are therefore reliant on banks and other financial institutions to safeguard and allow ready access to these assets. If banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. If general economic conditions deteriorate in the United States, and in particular in the City of

New York, discretionary spending may decline and demand for taxi service may be reduced, adversely affecting the value of our collateral and our Owned Medallions. A recessionary period may have a further adverse effect on our revenue.

If autonomous vehicle technologies continue to improve and provide passengers with additional transportation alternatives, and the taxi industry fails to adapt to the use of autonomous vehicle technologies, our financial performance and prospects would be adversely impacted.

Autonomous vehicle technologies may have the ability to meaningfully impact the taxi and ride share industry. Several companies are developing autonomous ride share technology, including Aurora, Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon has acquired), Aptiv, and Nuro, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete in the mobility and logistics industries. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that additional companies could introduce autonomous vehicle offerings. In the event that our competitors bring autonomous vehicles to market before the taxi industry is able to adjust, they may be able to leverage such technology to compete more effectively with taxis, which would adversely impact our financial performance and our prospects. For example, the use of autonomous vehicles could substantially reduce the cost of providing mobility or logistics services, which could allow ride sharing companies to offer such services at a substantially lower price as compared to the price available to passengers using taxis. If a significant number of passengers choose to use these offerings instead of taxis, thereby causing the value of taxicab medallions to decrease, our financial performance and prospects would be adversely impacted. However, in October 2021, the City of New York proposed certain legislation requiring any autonomous cars operated by ridesharing companies to still require a valid medallion. There can be no guarantee that such legislation will be passed and go into effect. If it were to be passed, it could mitigate some of the risks of autonomous vehicle technology.

We are subject to climate change risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.

We face climate change-related physical and transition risks, which include the risk of market shifts toward electric vehicles (“EVs”) and lower carbon business models and risks related to extreme weather events or natural disasters. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business.

Congress and other governmental authorities have either considered or implemented various laws and regulations in response to climate change and the reduction of greenhouse gases. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted, and future changes in environmental laws and regulations could occur, which could impose additional costs on the operation of our borrowers and other partners. Regulations to cut gasoline use and control greenhouse gas emissions from new cars could adversely affect taxicab driver customers. The taxicab industry may have to make significant capital and other expenditures to comply with these laws and regulations. Changes in, or new, environmental restrictions may force taxicab drivers and fleet operators to incur significant expenses or expenses that may exceed their estimates. There can be no assurance that we or our borrowers would be able to recover all or any increased environmental costs or that our borrowers’ businesses, financial condition or results of operations would not be materially and adversely affected by such expenditures or any changes in environmental laws and regulations, in which case the value of medallion loans and Owned Medallions could be adversely affected.

The Central Business District Tolling Program could result in significantly increased costs to operate taxis.

On January 5, 2025, the Metropolitan Transportation Authority enacted a Central Business District (“CBD”) Tolling Program (the “Tolling Program”) that imposes tolls on vehicles that enter or remain in the CBD, defined as the area of Manhattan south of 60th Street, in an effort to reduce congestion and improve air quality. Under the

Tolling Program, app-based ride share companies such as Uber and Lyft will be charged $1.50 per trip and NYC taxis will be charged $0.75 per trip, which could result in a relative benefit for taxis. Nevertheless, the Tolling Program could result in significantly increased costs to operate taxis within the CBD, which has historically been one of the areas of NYC most heavily served by taxis. Such increased costs could adversely affect the attractiveness of operating a taxi as a business and, as a result, the value of a taxi medallion, which could have a material adverse effect on the value of our Owned Medallions, loan collateral and general business operations.

On February 19, 2025, the Trump administration moved to revoke federal approval of New York City’s nascent CBD Tolling Program effective March 21, 2025, prompting New York’s Metropolitan Transportation Authority to file a lawsuit challenging the move, arguing that the Trump administration’s move to unilaterally end congestion pricing is unlawful. On March 4, 2025, Riders Alliance and Sierra Club, represented by Earthjustice, also filed to join such lawsuit as interveners, raising additional claims. The deadline set by the Trump administration was extended by 30 days as of the date of the Annual Report on Form 10-K. Uncertainty around the CBD Tolling Program makes it difficult for us to predict the effect of such program on our financial condition and results of operations.

Decreases in the value of our medallion loan collateral, including the impact on loans in process of foreclosure, have had, and may continue to have, a material adverse effect on our business.

In recent years, increased competition has reduced the overall market for taxi services, income generated from operating medallions, and the value of taxi medallions. If these trends continue, there will be further negative impacts to our medallion loans and related assets.

Government entities may take other actions in the future, which could have adverse effects on the market for taxi medallions and which could affect our financial condition and results of operations. The City of New York, like most other major cities in the United States, limits the supply of taxi medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. Loosening restrictions that result in the issuance of additional taxi medallions could decrease the value of taxi medallions in the NYC metropolitan area and in turn, adversely affect the value of the collateral securing our then-outstanding medallion loans in that market.

If taxi medallion values decline in the future, there is likely to be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. See “—DePalma I’s balance sheet consists substantially of loans secured by taxicab medallions, which historically have been associated with significant delinquency rates and risk of default. If we are unable to recover meaningful amounts relative to our acquisition prices on loans in default, our results of operations could be adversely impacted.” Our ability to recover on defaulted medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in future losses on defaulted medallion loans that could have an effect on our business. If we are required to liquidate all or a portion of our medallion loans quickly, we could realize less than the value at which we had previously recorded such medallions.

Uncertainty relating to the reporting of collateral values for our loans may adversely affect the value of our portfolio.

Medallion loans are primarily collateral-based lending. Collateral values for medallion loans reflect a combination of recent sales prices obtained from the regulatory agency in a particular local market and intrinsic value analyses based on management estimates and other factors. The illiquidity and distressed nature of the taxi industry over the last several years has resulted in a wide range of reported medallion sale transaction values, including many which we believe are not reflective of the intrinsic value of the collateral or the potential recoveries on our loans as all of our Non-MRP+ Loans also benefit from the personal guarantees of the borrowers or their affiliates.

Decreases or increases in prevailing interest rates could adversely affect our business, our cost of capital and our net interest income.

Under the MRP+, borrowers have explicit prepayment rights with respect to their medallion loans whereby they can make prepayment at par once a month with no penalty. Borrowers of Non-MRP+ Loans can generally make prepayments as well, which creates a risk for reperformed loans. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. Any future collateralized medallion lending may be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if a substantial number of borrowers elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our profitability may be directly affected by interest rate levels and fluctuations in interest rates. Although all of our current loans have fixed interest rates, and therefore are not impacted by changing interest rates, for any new lending and future restructurings of existing defaulted loans (which comprises 100% of non-MRP loans), we would intend to set interest rates based on current market conditions at the time. If interest rates were to increase, it may make it more difficult for borrowers to accept the terms of new or restructured loans. As interest rates change, our gross interest rate spread on loans either increases or decreases because the rates potentially charged on future seller financings provided in medallion sales are limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the borrower. While we monitor the interest rate environment and seek to mitigate the impact of increased interest rates, we cannot provide assurance that the impact of changes in interest rates can be successfully mitigated.

As we may borrow in the future to fund our loans and investments, and a portion of our income could be dependent upon the interest rate at which we borrow funds as compared to the fixed interest rate on all of our MRP+ Loan portfolio.

We are reliant on third-party service providers in our taxi leasing operations. If our third-party service providers fail to perform as needed, our business may be adversely impacted.

We are reliant on third-party service providers in our taxi leasing operations to assist us in managing a garage for our fleet and repairing our vehicles, among other services. While these arrangements would allow us to focus on our business, they reduce our direct control over the services necessary for our fleet to function. If our third-party logistics service providers fail to comply with applicable NYC rules and regulations or provide the critical services, our business may be materially and adversely affected. If any of our third-party service providers’ operations or services are disrupted or terminated, we may not be able to find alternative third-party service providers in a timely manner.

We signed a non-exclusive operating agreement with a third-party taxi fleet who will provide us with services in exchange for a fee. Such services will include, but not be limited to, access to their garage facilities, taxicab repairs and operational support. If these third-party service providers fail to satisfy their obligations, it will negatively impact our operating results.

Our third-party service providers are increasingly dependent on information technology and our ability to process data in order to operate, and if we (or our third-party service providers) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.

Our third-party service providers rely on information technology networks and systems and data processing to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business and to comply with regulatory, legal and tax requirements (“Business Functions”). These information technology networks and systems, and the Processing they perform, may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks and malware. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. If our or our third-party providers’ information technology networks and systems or data processing suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to our Business Functions and our business, reputation and financial condition.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our and our third-party service providers’ efforts to protect our information technology networks and systems, Processing, and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our and our third-party service providers’ security measures may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats. Our and our third-party service providers’ applications, systems, networks, software, and physical facilities could have material vulnerabilities or be breached, or personal or confidential information could be otherwise compromised due to error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we or our and our third-party service providers’ will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations.

An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses.

The costs to respond to a security breach or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups, and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security breach of our third-party service providers or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our third-party service providers’ security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

Our board of directors will manage and oversee cybersecurity risks, including oversight of Field Point and any other third-party service providers with access to confidential or private information relating to our business.

The audit committee will oversee the establishment of an enterprise risk framework that will cover a spectrum of business risks which the combined company will actively manage, including cybersecurity risks. Our board of directors will assess the adequacy of our protection of technology, including physical security, proprietary information and information security, as well as implement an appropriate cybersecurity risk management policy designed to protect against threats and vulnerabilities, containing such preventive and detective controls as deemed appropriate, including, but not limited to, firewalls, penetration testing, anti-virus software, and encryption. Our board directors, the audit committee and management team will be regularly briefed on our cybersecurity policies and practices, including effective monitoring of third-party service providers, and ongoing efforts to improve security, as well as periodic updates on cybersecurity events. Our board of directors and the audit committee will consider such additional protective measures as may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. These measures may cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

We and our third-party service providers may not have adequate insurance coverage for handling security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or the insurance coverage of our third-party service providers, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or sensitive data.

Any such access, disclosure, destruction or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business. In addition, we may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a security breach or other information technology disruption that affects us.

To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, the current work-from-home environment, the outsourcing of the majority of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems.

Lending to individual taxi owners/operators, taxi fleet operators or passive investors involves a high degree of risk and is highly speculative.

Lending to individual taxi owners/operators, taxi fleet operators or passive investors involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative.

Historically, our borrower base consists primarily of individual taxi owners/operators, taxi fleet operators or passive investors that may have limited resources and that are generally unable to obtain financing from traditional sources. There is generally no publicly available information about these borrowers, and we must rely on the diligence conducted by the employees of our affiliates, our Manager, Field Point and other third-party service providers to obtain information in connection with our credit decisions. In addition, these borrowers often do not have audited financial statements.

Changes in the regulations and interpretations of existing regulations applicable to small business lending could negatively impact our business.

Our loans secured by taxicab medallions are often made to small businesses and sole proprietors. A growing number of states have adopted laws that require certain commercial lenders to (i) deliver disclosures summarizing loan terms to commercial borrowers and (ii) register with state regulatory authorities in some instances, which could require alterations to our lending procedures and increase our legal and compliance costs. In addition, these loans are not consumer loans, and therefore are not subject to the collection rules and regulations contained in the Fair Debt Collection Practices Act or within the scope of the Consumer Financial Protection Bureau’s (“CFPB”) authority, though the general restrictions against abusive, unfair, or deceptive collections practices contained in the Unfair, Deceptive, or Abusive Acts or Practices provisions of the Dodd-Frank Act may apply to our collections practices. In addition, the CFPB has recently signaled a desire to be more aggressive regarding debt collection in general as well as a strong interest in protection of small business credit programs, even though such commercial programs are generally outside its purview. Should the authority of the CFPB be expanded to expressly include regulation of small business lending, we could be required to alter our lending and collections practices, which could materially increase the cost of enforcing our remedies with respect to defaulted taxi medallion loans and negatively impact recoveries.

Our loan portfolio is, and we expect it to continue to be, concentrated in the NYC taxicab medallion industry and sector, which will subject us to a risk of significant loss by a downturn in the particular industry or sector.

Our loan portfolio is, and we expect it to continue to be, concentrated within the NYC taxicab medallion industry and sector. Taxi companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As a result, the aggregate returns we realize may be adversely affected if a small number of loans perform poorly or if we need to write down the value of any one loan. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

We depend on the accuracy and completeness of information about borrowers.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our medallion loan portfolio on an ongoing basis, we may rely on information furnished by or on behalf of borrowers, including financial statements, credit reports and other financial information. We may also rely on representations of those borrowers or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. The failure to receive financial statements, credit reports or other financial or business information related to our borrowers on a timely basis, or the inadvertent reliance by us on inaccurate, incomplete, fraudulent or misleading forms of any of the foregoing information, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

Insurance providers may not be able to service our claims. We rely on a limited number of third-party insurance service providers for our insurance claims, and if such providers fail to service insurance claims to our expectations or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of insurance service providers to service our claims. If any of our insurance service providers fails to service claims to our expectations, discontinues or increases the cost of coverage or changes the terms of such coverage in a manner not favorable to drivers or to us, we cannot guarantee that we would be able to secure replacement coverage or services on reasonable terms in an acceptable time frame or at all. If we cannot find alternate insurance service providers on terms acceptable to us, we may incur additional expenses related to servicing claims using internal resources.

Risks Related to Growth and Operations

Competition with other lenders could adversely affect us.

The NYC taxi medallion lending market historically has been served by a variety of entities, including banks, savings and loan associations, credit unions, independent finance companies, and financial technology companies. This level of competition may increase in more stable or favorable economic conditions. Increasing competition could also require us to lower the rates we charge on loans in order to maintain our active loan portfolio, which could also have a material adverse effect on our business, financial condition and results of operations.

The United States District Court for the Southern District of New York issued to a ruling requiring all new NYC taxi cabs to be wheelchair accessible vehicles (“WAV”). This ruling may adversely affect our business.

On September 3, 2024, the United States District Court for the Southern District of New York issued a ruling that requires all new yellow taxicabs joining NYC’s active taxicab fleet to be WAV until 50% of NYC’s authorized medallions are on WAV. Because certain drivers may prefer to drive non-WAV, this new ruling may materially adversely affect DePalma’s business and may decrease revenue if we struggle to lease out WAV.

Terrorist attacks, other acts of violence or war, public health crises, political crises, natural disasters and other unexpected events may affect any market for our securities, impact the businesses in which we invest, and harm our operations and profitability.

Any unexpected events, including terrorist attacks, natural disasters and other disruptions may harm our results of operations and your investment.

A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations or the operations of our third-party technology providers. The impact of climate change may increase these risks. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events could adversely affect our operations or the economy as a whole. In particular, our business is focused in the NYC metropolitan area, which suffered a terrorist attack in 2001 and has faced continued threats. Another terrorist attack in the City of New York or elsewhere could severely impact our results of operations. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Losses resulting from terrorist attacks are generally uninsurable.

Global health crises or catastrophes, such as the COVID-19, pandemic, and related significant negative impacts on the global economy and financial markets, have had and could a material adverse impact on our business, operating results, and financial condition, particularly given our concentration in the lending business.

Our business could be adversely affected by global health crises or catastrophes. For example, the spread of COVID-19 created a global public-health crisis that resulted in widespread volatility and deteriorations in employment levels, as well as business, economic, and market conditions that materially and adversely affected our business, operating results and financial condition. The full extent of the adverse impact of the COVID-19 pandemic on our business, results of operations, financial position (including capital and liquidity) and prospects depends on several evolving factors, including:

•	The duration, extent, and severity of the pandemic.

•	The response of governmental and non-governmental authorities.

•	The effect on our borrowers, counterparties, employees of our affiliates, and third-party service providers.

•	The effect on economies and markets.

Any future pandemic or global health catastrophe would likely materially impact the taxi industry. For example, during the COVID-19 pandemic recurring payments of principal and interest on our medallion loan portfolio decreased significantly compared to payments in prior periods and we were forced to engage with non-performing borrowers about modifying their loan agreements.

As a result of these foregoing factors or other risks and consequences, a future pandemic or global health catastrophe could materially and adversely affect our business, results of operations and financial condition and heighten the other risk described in these Risk Factors. The full extent to which a future pandemic or global health catastrophe would impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak and the actions taken to contain or mitigate the pandemic.

Our business is heavily reliant on the services provided by our Manager and Field Point, and any disruption to them or to our relationship with either of them could adversely affect our business.

As we currently have no employees, we rely heavily on our Manager and our third-party service provider, Field Point, for most of the day-to-day services we require. Since inception, our Manager and Field Point have provided various services to us on a day-to-day basis, including, but not limited to, providing management oversight of the DePalma Companies, evaluating, managing, negotiating and overseeing the acquisition and disposition of our assets, including NYC taxi medallions, NYC taxi medallion loans and other assets or property, and evaluating, managing, negotiating and overseeing the sale, structuring, restructuring and workout of NYC taxi medallion loans held by us and evaluating our financial and operational performance. In addition, the Manager and Field Point may provide services related to the future selling of medallions, potentially with seller financing. As a result, we are heavily reliant on our Manager, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Manager’s operations or termination of the Management Service Agreement that we entered into upon consummation of the Business Combination and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the expertise and services of the executive officers and other key personnel provided to us through our Manager and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives. See “Risks Relating to the Externalization and Our Manager.”

Since our inception, Field Point has serviced our medallion loans starting from the initial acquisition and onboarding of each acquired loan portfolio. Under the terms of the servicing agreements, Field Point provides services to us and is responsible for managing and assisting in making collections on the medallion loans, assisting with loan documentation, credit reporting, foreclosures, loan restructuring, and other crucial operations. We believe Field Point is the largest servicer of taxi medallion loans in the NYC taxi market.

While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality of services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable federal and local laws and regulations. If we do not effectively develop and manage our outsourcing strategies, if our third-party service providers pass on the cost of inflation to us or do not perform as anticipated, or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business operational difficulties, increased costs, and loss of sensitive data, quality and compliance issues, any of which could materially and adversely affect our business, financial condition and results of operations.

Certain other companies managed by our Manager or its affiliates, Field Point and other third-party service providers, which have investment objectives or business operations similar to ours, also rely on many of these same officers and professionals. Our Manager or its affiliates, Field Point and other third-party service operators may face conflicts of interest if we enter into transactions with an affiliate. In addition, our Manager and certain of its affiliates, Field Point and certain other third-party service providers are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates, as well as Field Point and its employees and other third-party service providers will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved. See “Risks Relating to the Externalization and Our Manager.”

If we are unable to effectively manage our relationship and the agreement under which Field Point operates or we may have with any other third-party service providers where we outsource our operation, our results of operations and cash flows could be adversely impacted. Further, failure of Field Point or other third-party service providers to meet its obligations to us or substantial disruptions in the relationships between such service providers and us could adversely impact our operations and financial results.

Misconduct by current or former affiliates’ employees and service providers could expose us to significant legal liability and reputational harm.

Current and former employees of our affiliates and our service providers could engage or could have engaged in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, third-party relationships and ability to forge new relationships with third-party dealers or contractors. Our business often requires that we deal with confidential information. If our current and former affiliates’ employees and service providers were to improperly use or disclose this information or previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our affiliates’ employees and service providers, or former employees of our affiliates or former service providers, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

We may in the future pursue new strategies and lines of business that are not taxicab-related, and we may face enhanced risks as a result of these changes in strategy, including from transacting with a broader array of counterparties and exposure to new assets, activities and markets.

We may change our strategy and enter new lines of business, including through acquisitions of new types of loan portfolios or other asset classes, or otherwise, in the future. We may grow the operating business through acquisitions which could be either straightforward acquisition transactions or in satisfaction of amounts owned. Any new business initiatives may expose us to new and enhanced risks, including new credit-related, compliance, fraud, market and operational risks, increased compliance and operating costs, different and potentially greater regulatory scrutiny of such new activities and assets and expose us to new types of counterparties as well as asset classes, activities and markets.

Any new business initiatives and strategies we may pursue in the future may be less successful than anticipated and may not advance our intended business strategy. We may not realize a satisfactory return on investments or acquisitions, we may experience difficulty in managing new portfolios or integrating operations, and management’s attention from our other businesses could be diverted. Any of these results could ultimately have an adverse effect on our business, financial condition or results of operations.

Risks Related to Regulation and Litigation

We operate in a highly regulated environment, and if we are found to be in violation of any of the federal, state, or local laws or regulations applicable to us, our business could suffer.

Changes in the laws or regulations applicable to us may negatively impact the profitability of our business activities, require us to change certain of our business practices, materially affect our business model, limit the activities in which we may engage, affect retention of key personnel, require us to raise additional regulatory capital, increase the amount of liquid assets that we hold, or otherwise affect our funding profile or expose us to additional costs (including increased compliance costs). Any such changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

We are also subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements, and we expect these costs to increase going forward. The violation of these or future requirements or laws and regulations could result in administrative, civil, or criminal sanctions against us, which may include fines, a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. As a result, we have incurred and will continue to incur capital and operating expenditures and other costs to comply with these requirements and laws and regulations.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, some of which we may institute ourselves, and some of which we may be defending against. For example, we are party to hundreds of court actions involving the enforcement of, and collection and/or foreclosure on, our taxi medallions loans, which matters include, among other things, claims for breach of contract and replevin. In addition, a number of our borrowers have also filed for bankruptcy, and we are involved in certain adversary proceedings against the debtors in these bankruptcy cases, some of whom might assert counterclaims. In all cases, we evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the nature and amount of potential recoveries or losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes, gains or losses may differ materially from our assessments and estimates. We may also, from time to time, take certain positions in respect of contractual or other relationships with third parties which may result a dispute, and, ultimately, litigation. We are not currently party to any material litigation.

Even when not merited, the commencement or defense of these lawsuits may divert management’s attention, and we may incur significant expenses in pursuing or defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, commercial, and government partners and current and former directors and officers.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

There is a risk of litigation between the principals of Kirie Eleison and us, which may adversely affect our business.

We are in active discussions with the principals of Kirie Eleison to resolve their loan defaults along with their defaults under the OSA. As of December 31, 2024, certain entities owned by the principals of Kirie Eleison are borrowers of Non-MRP+ Loans and, as a result, owe approximately $38 million in principal (excluding accrued unpaid regular and default interest payment obligations) to DePalma I under such loans. These loans are currently in default.

On September 26, 2024, DePalma II provided notice to Kirie Eleison of its default under certain provisions of the OSA, including a provision requiring Kirie Eleison to lease all of the medallions owned by Kirie Eleison and its affiliates and transfer their medallion leases to Septuagint. Pursuant to the OSA, Kirie Eleison had 30 days from the date of the notice to cure its default. However, on October 17, 2024, the DePalma Companies and Kirie Eleison signed an amendment to the OSA that eliminated Septuagint’s exclusive right under the OSA to lease DePalma II’s medallions and provided for a transition period until December 15, 2024 for DePalma II to decide whether to (i) have Kirie Eleison transfer its 50% interest in Septuagint to DePalma II or (ii) wind down Septuagint. The amendment allows DePalma II to either wind down Septuagint or have Kirie Eleison to transfer its ownership interest in Septuagint to DePalma II or a designee. While the transition period originally expired on December 15, 2024, pursuant to the October 17, 2024 amendment, DePalma II and Kirie Eleison subsequently agreed to further extend the transition period through March 31, 2025 in order to allow DePalma II and Kirie Eleison additional time to, among other things, evaluate their options and consider whether to continue Septuagint’s operations, or wind Septuagint down and have DePalma II continue to pursue other alternative fleet servicing arrangements with third parties and/or to establish its own fleet servicing entity. The DePalma Companies are in ongoing discussions with Kirie Eleison regarding the restructuring of its affiliates’ debt. On March 31, 2025, DePalma II and Kirie Eleison agreed to further extend the transition period by which DePalma II may elect to require Kirie Eleison to transfer its membership interest in Septuagint to April 30, 2025. As of the date of this Annual Report on Form 10-K, the transfer of ownership has not yet occurred.

There is a risk that discussions with these parties will result in litigation, which would lead to increased legal fees, costs and other expenses, which may adversely affect our business.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security, and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business may be subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to borrowers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal regulators have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators are increasingly adopting or revising privacy, information security, and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level.

Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.

We are subject to numerous statutory, regulatory, and legal requirements. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of privacy and information security, wage, and hour laws, among others, could potentially impact our operations and financial results.

Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Moreover, while we believe that we maintain insurance customary for businesses of our size and type, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could harm our business.

DePalma I and DePalma II have identified a material weakness in their internal control over financial reporting. If we are unable to remediate the material weakness, or if other control deficiencies are identified, we may not be able to report our financial results accurately or file periodic reports as a public company in a timely manner.

In the normal course of business, DePalma I and DePalma II have not been subject to SEC reporting, PCAOB auditing standards or the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Historically, DePalma I and DePalma II were subject to AICPA audits. Financial statements audited under PCAOB standards for the years ended December 31, 2023 and 2022 were produced for the first time in connection with the Business Combination and the associated requirements of MAC to file a registration statement on Form S-4.

In the course of auditing its financial statements for the year ended December 31, 2023, which was undertaken by DePalma I and DePalma II in connection with the requirements of the Business Combination and filing of a registration statement on Form S-4, DePalma I and DePalma II and their independent registered public accounting firm identified a material weakness in the design of internal controls over the financial statement closing process due to the lack of appropriate resources to comply with GAAP and SEC reporting requirements, including application of accounting principles and disclosures. This material weakness resulted in misstatements in the financial statements and disclosures, which included material misstatements in DePalma I and DePalma II’s financial statements relating to the misapplication of reporting as an investment company in accordance with Accounting Standards Codification (“ASC”), Financial Services – Investment Companies (“ASC 946”), and it was determined DePalma I and DePalma II had incorrectly presented its 2022 financial statements in accordance with ASC 946. The financial statements of DePalma I and DePalma II for 2022 were restated and material adjustments were recorded for the 2023 financial statements prior to issuance.

The application of ASC 946 resulted in misstatements in its accounting for taxi medallions and loans collateralized by taxi medallions. In addition, under the requirements of ASC 946, DePalma I and DePalma II had previously presented a schedule of investments and financial highlights that are no longer required to be presented and have been removed from the respective consolidated financial statements. The misstatements identified also resulted in additional footnote disclosures that were not included in the previously issued consolidated financial statements including intangible assets, loans held for investment at fair value, earnings (loss) per unit, and segment information. We believe this material weakness is reflective of the fact that, prior to the Business Combination, DePalma I and DePalma II were not required to produce standalone financial statements under PCAOB auditing standards or otherwise comply with SEC reporting requirements or the provisions of the Sarbanes-Oxley Act.

We are responsible for the internal control environment of DePalma I and DePalma II’s operations and compliance with all the applicable regulatory requirements.

In connection with the Business Combination, we have implemented a number of measures to address the material weakness, including but not limited to, (i) hiring accounting and financial personnel or professionals with relevant internal and/or external SEC reporting, PCAOB and SOX compliance experience, and (ii) expanding the capabilities of existing accounting and financial reporting personnel through continuous training and education in the accounting and reporting requirements including SEC rules and regulations. We have remedied the identified material weakness during the reporting period.

However, failure to discover and address any other material weaknesses or deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

As a public company, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

While documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal controls over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404.

Generally, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects, as well as the trading price of our common stock and warrants.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results and adversely affect our financial condition.

We are subject to taxes by the U.S. federal, state, and local tax authorities, and our tax liabilities are affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowance;

•	changes in tax laws, regulations or interpretations thereof; or

•	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Present and potential conflicts of interest could arise in the future between us, on the one hand, and Andrew Milgram and Paul Arrouet and entities owned by or affiliated with them, on the other hand, concerning, among other things, business transactions, potential competitive business activities or business opportunities.

Present and potential conflicts of interest could arise in the future between us, on the one hand, and Andrew Milgram and Paul Arrouet and entities owned by or affiliated with them, including DePalma, on the other hand, concerning, among other things, business transactions, potential competitive business activities or business opportunities. As Manager of New MAC, MAM will receive fees and other compensation that Mr. Milgram will have an interest in. Upon consummation of the Business Combination, MAM entered into a Management Services Agreement (“MSA”) with New MAC, pursuant to which MAM will provide various services relating to the day-to-day operations of New MAC and receive fees and other compensation. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships and Transactions with Directors, Executive Officers and Significant Stockholders—Management Services Agreement” for more information. Furthermore, Andrew Milgram, Paul Arrouet and other businesses owned by or affiliated with them may now, or in the future, directly or indirectly, compete with us for investment or business opportunities.

Andrew Milgram, Paul Arrouet and their affiliates are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us and do not have any duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business, including those business activities or lines of business deemed to be competing with us, or doing business with any of our customers. Andrew Milgram, Paul Arrouet or their affiliates may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunities.

In any of these matters, the interests of Andrew Milgram, Paul Arrouet and their affiliates and other businesses owned by or affiliated with them may differ or conflict with the interests of our other stockholders. Any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the trading price of our common stock and warrants.

Risks Related to Our Corporate Structure

Our only material assets are our direct and indirect interests in DePalma, and we are accordingly dependent upon distributions from DePalma to pay dividends and taxes and other expenses.

We are a holding company and have no material assets other than our direct limited liability company interests in the DePalma Companies. We have no independent means of generating revenue. We intend to cause our subsidiaries (including the DePalma Companies) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, declared by us. The terms of any credit agreements or other borrowing arrangements we or our subsidiaries enter into in the future may impose restrictions on the ability to pay dividends to us. To the extent that we need funds, and any of our direct or indirect subsidiaries is restricted from making such distributions under these debt agreements or applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We may become subject to the Investment Company Act.

We do not believe that we are subject to regulation under the Investment Company Act. We primarily acquire interests in NYC taxicab medallion loans and are engaged in actively managing and operating those interests, which we are committed to supporting for the long-term. Our officers, the Manager and any employees who provide services to us pursuant to the terms of our corporate services agreement devote their activities to these businesses. We believe that we are not an investment company under the Investment Company Act, including under Section 3(b)(1) of the Investment Company Act, and we intend to continue to conduct our operations so that we will not be deemed an investment company. In addition, we expect to continue to fall within the exclusion from the definition of an “investment company” provided under Section 3(c)(5) of the Investment Company Act as a company primarily engaged in the business of (i) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and/or (ii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. If, at any time, we become or are determined to be primarily engaged in the business of investing, reinvesting or trading in securities, we could become subject to regulation under the Investment Company Act. In these circumstances, after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, and could restrict our activities going forward. In addition, if we were to become subject to the Investment Company Act, any violation of the Investment Company Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable.

Delaware law, our amended and restated certificate of incorporation (“certificate of incorporation”) and amended and restated bylaws (“bylaws”) contain certain provisions, including antitakeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock and warrants. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the board of directors or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•

the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•

the right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the requirement that directors may only be removed from our board of directors for cause, upon the affirmative vote of the holders of at least 66-2/3% of the voting power of all of then outstanding shares of the voting stock, voting together as a single class;

•

the requirement that a special meeting of stockholders may be called only by our board of directors, the chair of our board of directors or chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•

the requirement for the affirmative vote of holders of (i) (a) at least 66-2/3%, in case of certain provisions or (b) a majority, in case of other provisions, of the voting power of all of then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our certificate of incorporation; and (ii) (a) at least 66-2/3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•

the ability of our board of directors to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

In addition, we are generally subject to provisions of Delaware law, including the DGCL. Although we elect not to be governed by Section 203 of the DGCL, certain provisions of our certificate of incorporation, in a manner substantially similar to Section 203 of the DGCL, prohibit certain stockholders who hold 15% or more of our outstanding capital stock from engaging in certain business combination transactions with us for a specified period of time unless certain conditions are met.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder to our company or our stockholders, or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against our company or any current or former director, officer, other employee, agent or stockholder (a) arising pursuant to any provision of the DGCL, our certificate of incorporation (as it may be amended or restated) or our bylaws or (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (iv) any action asserting a claim against our company or any current or former director, officer, other employee, agent or stockholder governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (i) through (iv), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of our certificate of incorporation do not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. While Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or our directors, officers, stockholders, agents or other employees, or could result in increased costs for a stockholder to bring a claim, particularly if they do not reside in or near Delaware, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce this provision, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. Further, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find this provision of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Risks Relating to the Externalization and Our Manager

The Management Service Agreement entered into upon consummation of the Business Combination was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.

Because our Manager is owned by certain of our directors and executive officers, the MSA was developed by related parties, although our independent directors reviewed and approved the Management Services Agreement. The terms of the MSA, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, particularly as a result of our relationship with the principal owners of the Manager, who are certain directors and members of our management team, our independent directors may determine that it is in the best interests of our stockholders not to enforce, or to enforce less vigorously, our rights under the MSA because of our desire to maintain our ongoing relationship with our Manager.

Our executive officers, directors, Manager and other members of our management team may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our results of operations.

While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, our executive officers, directors, Manager and other members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and the operations of other businesses. Their other business endeavors may involve related or unrelated parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our results of operations.

Conflicts of interest could arise in connection with certain of our directors’ and executive officers’ discharge of fiduciary duties to our stockholders.

Certain of our directors and executive officers are and are expected to continue to be members of the Manager. Such persons, by virtue of their positions with us, have fiduciary duties to us and our stockholders. The duties of such persons as directors or executive officers to us and our stockholders may conflict with the interests of such persons in their capacities as members or employees of the Manager.

Our Manager and members of our management team may engage in activities that compete with us or our businesses.

While the members of our management team intend to devote a substantial majority of their time to the affairs of the Company, and while our Manager currently does not manage any other businesses that are in lines of business similar to our businesses, neither our management team nor our Manager is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our businesses, or required to present any particular acquisition or business opportunity to us. In this regard, the MSA and the obligation thereunder to provide management services to us will not create a mutually exclusive relationship between our Manager, on the one hand, and our company, on the other.

We cannot remove our Manager solely for poor performance, which could limit our ability to improve our performance and could adversely affect the market price of our shares.

Under the terms of the MSA, our Manager may not be removed as a result of underperformance. Instead, we may only remove our Manager in certain limited circumstances. This limitation could adversely affect the market price of our shares. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships and Transactions with Directors, Executive Officers and Significant Stockholders—Management Services Agreement” for more information.

Our Manager can resign on 180 days’ notice and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations as well as the market price of our shares.

Our Manager has the right, under the MSA, to resign at any time on 180 days’ written notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 180 days (subject to possible extension), or at all, in which case our operations are likely to experience a disruption; our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected; and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations.

Our reliance on our service providers to conduct our operations will be a significant expense and could limit the amount of our free cash flow.

Historically, we have relied on the employees and service providers of our affiliates, including the Manager, as well as our third-party medallion-loan servicer, Field Point, because such entities and individuals have significant experience in servicing taxi medallion loans and related services and have provided us an organizational infrastructure on a more cost-effective basis. We continue to rely on the Manager and Field Point for these services pursuant to agreements in which we are obligated to pay fees and, subject to certain exceptions, reimburse the costs and out-of-pocket expenses of our service providers incurred on behalf of us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships and Transactions with Directors, Executive Officers and Significant Stockholders—Management Services Agreement” for more information. While we intend to continually reassess our reliance on service providers, it is difficult to quantify with any certainty the actual amount of any such payments in the future, which could be substantial and could limit our free cash flow and operational flexibility.

Risks Related to an Investment in Our Securities

At the time the Merger closed, we were unable to meet Nasdaq’s round lot requirement for initial listing and, as a result, are planning to list its securities on the OTC Markets, which is volatile and could reduce the liquidity of our securities.

At the time the Merger closed, we were unable to meet Nasdaq’s round lot requirement for initial listing and, accordingly, intend to trade on the OTC Markets, which has its own risks described in the following risk factor. We intend to subsequently attempt to uplist our securities on a national securities exchange (e.g., NYSE or Nasdaq) but may not be able to do so in a timely manner or ever.

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

We have applied for our common stock and warrants to be quoted on the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock and warrants for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like the NYSE or Nasdaq. Accordingly, stockholders may have difficulty reselling any of their shares or warrants, and the lack of liquidity may negatively impact our ability to pursue strategic alternatives.

We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that DePalma did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities DePalma has not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if management identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs may require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

The Manager has limited experience in assisting in the operation of a public company.

The Manager has a substantial role in the management of our company and has limited experience in the management of a publicly traded company. The Manager may not successfully or effectively manage our transition to a public company following the Business Combination that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

The Manager has significant influence over us.

The Manager controlled and may be deemed to beneficially own up to 92% of our common stock immediately following the Business Combination. As long as the Manager beneficially owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The Manager’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our securities to decline or prevent security holders from realizing a premium over the market price for such securities.

The Manager’s interests may not align with the interests of our other security holders. See “—Risks Relating to the Externalization and Our Manager” for more detail.

Resales of the shares of our securities pursuant to the registration rights agreement could depress the market price of our securities.

The Manager controlled, and may be deemed to beneficially own, approximately 92% of our common stock immediately following the Business Combination. All such shares of our common stock held by the Manager may be registered for resale under the Securities Act pursuant to a registration rights agreement entered into at Closing of the Business Combination. As a result, there may be a large number of our securities sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities. Such sales of our securities or the perception of such sales may depress the market price of our securities. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships and Transactions with Directors, Executive Officers and Significant Stockholders—Registration Rights Agreement” for more information.

Subsequent to the consummation of the Business Combination, we may be required to take writedowns or writeoffs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on DePalma, we cannot assure you that this diligence revealed all material issues that may be present in DePalma’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, we may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the post-combination company or its securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management & Strategy

We have processes for assessing, identifying, managing, mitigating, and responding to cybersecurity risks, which are built into our information technology (“IT”) function and included in our overall risk management system and processes and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and customer information from unauthorized access or attack, as well as secure our networks and systems. The underlying processes and controls of our cyber risk management program incorporate best practices and standards for cybersecurity and IT. These standards leverage a thorough set of guidelines and best practices to help establish a strong cybersecurity posture, which include physical, procedural and technical safeguards, response plans, and routine review of our policies and procedures to identify risks and refine our practices.

We have an annual assessment performed by a third-party specialist of the cyber risk management program, who has relevant expertise to manage cybersecurity risks. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, we, in conjunction with third-party cyber risk management specialists, develop a Risk Mitigation Plan to mitigate such risks, and where necessary, remediate potential vulnerabilities identified through the assessment process.

Cybersecurity partners, including assessors, consultants, advisors, auditors, and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise and engage with these partners to monitor and maintain the performance and effectiveness of IT assets, data and services. The cybersecurity partners provide services including, but not limited to configuration management, penetration testing, network protection and monitoring, remote monitoring and management, user activity monitoring, data backups management, infrastructure maintenance, cybersecurity strategy, and cyber risk advisory, assessment, and remediation.

Our cybersecurity program includes an incident response plan that includes relevant and critical members of management and third-party service providers alike. The team is responsible for assessing and managing cybersecurity incident response processes, response times, and communication plans in the event corrective actions and mitigation procedures are required to isolate and eradicate an incident.

We engage certain external parties, including a full-service managed IT service provider, to enhance our cybersecurity oversight.

In an effort to deter and detect cyber threats, we annually provide all employees with cybersecurity and prevention training, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Governance & Oversight

Our Audit Committee of the Board of Directors (the “Audit Committee”) is responsible for overseeing cybersecurity risk and periodically updates our board of directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

Our Audit Committee oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks, including oversight of third-party service providers with access to confidential or private information relating to our business. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber threats and vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks. This includes necessary updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practical through changes or updates to our internal processes and tools and changes or updates to our service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as the cybersecurity risk assessment process and maintain an incident response plan. See Item 1A. “Risk Factors” for more information on our cybersecurity risks.

ITEM 2. PROPERTIES.

Our principal corporate office is located at 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut, 06831 where we lease offices. The phone number of this office is (203) 210-6500. We believe that our leased property is in good operating condition and is suitable for our current business operations.

ITEM 3. LEGAL PROCEEDINGS.

We are currently involved in various legal proceedings incident to the ordinary course of our business, including collection matters with respect to certain loans. To the extent relevant, we intend to vigorously defend any outstanding claims and pursue our legal rights. Although the results of proceedings in which we are involved cannot be predicted with certainty, in the opinion of our management and based upon the advice of legal counsel there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision could result in a material adverse effect on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have applied for our common stock and warrants to be quoted on the OTC Markets and expect such securities to do so under the symbols “GATE” and “GATEW”, respectively. Prior to the consummation of the Business Combination and from August 8, 2023 to April 4, 2025, the Class A common stock, warrants and units of MAC, the public blank check company, were listed on The Nasdaq Capital Market under the symbols “GATE,” “GATEW,” and “GATEU,” respectively.

Holders

As of April 7, 2025, there were 209 holders of record of our common stock. The actual number of stockholders of our common stock is greater than the number of record holders and includes stockholders whose shares of common stock are held in street name by brokers and other nominees.

Dividend Policy

We have not paid any cash dividends on shares of our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NEW MAC

Unless context otherwise requires, all references in this section to “we,” “us,”, “our”, or “New MAC” refer to Marblegate Capital Corporation Inc., a Delaware corporation and its wholly owned subsidiary MAC Merger Sub, Inc. (“Merger Sub”). References to our “management” or our “management team” refer to our officers and directors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.

Overview

New MAC is a Delaware corporation, formed by MAC on February 2, 2023 (inception), to consummate the Business Combination. New MAC has adopted a fiscal year-end of December 31. New MAC was formed to be the surviving company in connection with the proposed Business Combination between MAC, MAM, DePalma I, and DePalma II. New MAC has no prior operating activities.

Proposed Business Combination and Recent Developments

On February 14, 2023, New MAC entered into the Business Combination Agreement with MAC, MAM, Merger Sub, DePalma I and DePalma II, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that will result in New MAC becoming a public company. Under the Business Combination Agreement, the aggregate consideration payable to the DePalma Companies at the closing of the Business Combination is based on a valuation of the DePalma Companies of approximately $750 million plus minimum cash anticipated to be required at closing for working capital purposes. The closing of the Business Combination is subject to the satisfaction or waiver of certain conditions defined in the Business Combination Agreement, including, among others, approval by MAC stockholders and the Nasdaq Stock Market’s approval for listing the common stock of New MAC issued in connection with the Business Combination. On April 5, 2025, New MAC, MAC, MAM, Merger Sub, DePalma I and DePalma II entered into a Waiver to the Business Combination to waive the approval by the Nasdaq Stock Market of New MAC’s initial listing application. Immediately upon Closing, which is expected to occur on April 7, 2025, MAC will delist from Nasdaq and merge with Merger Sub and New MAC, whereupon New MAC intends for its common stock and warrants to be quoted, as soon as possible following the consummation of the Business Combination, on the OTCQX ® Best Market operated on The OTC Market systems under the symbols “GATE” and “GATEW”, respectively. There is no guarantee, however, that a broker will make a market in New MAC’s securities or that trading thereof will continue on the OTC Market or otherwise. The Business Combination received the requisite stockholder approval on March 25, 2025, and closed April 7, 2025, following the fulfillment or waiver of other customary closing conditions.

Results of Operations

We incurred expenses for the fiscal years ended December 31, 2024 and 2023 for organization activities. We do not expect to generate any operating revenues until after the completion of the Business Combination.

For the year ended December 31, 2024, we incurred a net loss of $0.04 million related to accounting and other organization activities. For the period from inception to December 31, 2023, we incurred a net loss of $0.02 million related to legal expenses and other organization activities.

Liquidity and Capital Resources

In connection with New MAC’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” the liquidity of New MAC raises a substantial doubt about its ability to continue as a going concern through the twelve months following the issuance of the financial statements. If New MAC is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, mandatory liquidation and subsequent dissolution. New MAC cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Contractual Obligations and Commitments

As of December 31, 2024 and 2023, we have no contractual obligations and commitments outside of the agreements to which we are party in connection with the Business Combination.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023 we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of expenses during the reporting period. Actual results could materially differ from those estimates.

Management has determined New MAC does not have any critical accounting policies or significant estimates.

Recent Accounting Pronouncements

See Note 2 in the sections entitled “Summary of Significant Accounting Policies—Recent Accounting Standards Not Yet Adopted” and “Summary of Significant Accounting Policies—Accounting Standards Recently Adopted” as referred to in the consolidated financial statements of New MAC included elsewhere in this Annual Report on Form 10-K for a discussion about accounting pronouncements recently adopted and recently issued not yet adopted.

Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024 and 2023, we have no material exposure to market risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DEPALMA

Unless context otherwise requires, (i) all references in this section to “DePalma I” refer to DePalma Acquisition I LLC and its consolidated subsidiaries, (ii) all references in this section to “DePalma II” refer to DePalma Acquisition II LLC and its consolidated subsidiaries, and (iii) all references in this section to “DePalma,” “DePalma Companies,” “we,” “us” or “our” refer to DePalma I and DePalma II. The following discussion and analysis is intended to help the reader understand results of operations and financial condition of the DePalma Companies. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes thereto of DePalma I, and consolidated financial statements and notes thereto of DePalma II, in each case included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to DePalma’s plans and strategy for DePalma’s business, includes forward-looking statements that involve risks and uncertainties. DePalma’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” The objective of this section is to provide investors an understanding of the financial drivers and levers in DePalma’s business and describe the financial performance of the business.

Overview

We are comprised of two companies primarily engaged in the NYC taxi medallion business, namely DePalma I and DePalma II. The DePalma Companies were formed as two Delaware limited liability companies on February 23, 2018 and commenced operations on March 29, 2018. Our core philosophy has been to work with key stakeholders in the NYC taxi industry to help facilitate an industry-wide restructuring of historical medallion lending practices and to standardize a key piece of the NYC mobility infrastructure. The DePalma Companies’ goal is to achieve superior risk adjusted returns for its shareholders by maintaining a focus on capital preservation, current revenues and capital appreciation. The DePalma Companies will continue to act in a manner consistent with maximizing the underlying value of a medallion and improving the health of the taxicab industry.

DePalma I is focused on acquiring, restructuring and owning medallion loans collateralized by NYC taxi medallions, whereas DePalma II is engaged in the business of owning and investing in taxi medallions as well as redeploying such medallions over time into the NYC taxi medallion lending and fleet operations market. Further, during the year ended December 31, 2024, DePalma II began selling medallions with seller financing attached. In February 2019, DePalma II entered into a non-controlling joint venture with Kirie Eleison Corp (“Kirie Eleison”), an unaffiliated strategic partner, and formed Septuagint Solutions LLC (“Septuagint”), in which DePalma II holds a 50% interest and will have the right to exercise governance control once 85% of DePalma II’s Owned Medallions as of November 1, 2019 have been leased to Septuagint. Septuagint is a fully functioning medallion-leasing agent and taxi fleet operating company based in Long Island City, Queens, New York, licensed by the TLC as an agent/broker for managing NYC taxi medallions, formed for the purpose of operating and servicing taxicab medallions. The formation of Septuagint also allowed DePalma II to lease the medallions for its fleet operation business. Given the non-controlling nature of the relationship between DePalma II and Septuagint, Septuagint’s financial statements have not been consolidated with DePalma II. Summarized financial information of Septuagint is presented below within this discussion and analysis.

Septuagint is governed by an Operating Services Agreement, dated October 15, 2019 (the “OSA”). On September 26, 2024, we provided notice to Kirie Eleison of its default under certain provisions of the OSA, including a provision requiring Kirie Eleison to lease all of the medallions owned by Kirie Eleison and its affiliates and transfer their medallion leases to Septuagint. Pursuant to the OSA, Kirie Eleison had 30 days from the date of the notice to cure its default. However, on October 17, 2024, the DePalma Companies and Kirie

Eleison signed an amendment to the OSA that eliminated Septuagint’s exclusive right under the OSA to lease DePalma II’s medallions and provided for a transition period until December 15, 2024 for DePalma II to decide whether to (i) have Kirie Eleison transfer its 50% interest in Septuagint to DePalma II or (ii) wind down

Septuagint. The amendment allows DePalma II to either wind down Septuagint or have Kirie Eleison transfer its ownership interest in Septuagint to DePalma II or a designee. While the transition period originally expired on December 15, 2024, pursuant to the October 17, 2024 amendment, DePalma II and Kirie Eleison subsequently agreed to further extend the transition period through March 31, 2025 in order to allow DePalma II and Kirie Eleison additional time to, among other things, evaluate their options and consider whether to continue Septuagint’s operations, or wind Septuagint down and have DePalma II continue to pursue other alternative fleet servicing arrangements with third parties and/or to establish its own fleet servicing entity. Accordingly, there have been no quantitative and qualitative changes to Septuagint’s ownership or Septuagint’s organizational or operating agreements during this transition period, as the parties are continuing to operate under the original OSA, as amended on October 17, 2024, which, as noted, only removed the exclusivity provisions. If DePalma II winds down Septuagint, DePalma II would no longer lease any of its Owned Medallions through Septuagint. DePalma II intends to continue to pursue its leasing strategy by leasing Owned Medallions either through Septuagint or through a newly formed, wholly owned subsidiary of DePalma II. DePalma II intends to enter into non-exclusive commercial agreements with third party fleets to assist the company in leasing medallions. The DePalma Companies are in ongoing discussions with Kirie Eleison regarding the restructuring of its affiliates’ debt. On March 31, 2025, DePalma II and Kirie Eleison agreed to further extend the transition period by which DePalma II may elect to require Kirie Eleison to transfer its membership interest in Septuagint to April 30, 2025. As of the date of this Annual Report on Form 10-K, the transfer of ownership has not yet occurred.

On November 15, 2024, DePalma II entered into a non-exclusive servicing agreement (the “Consulting Agreement”) with an unrelated taxi fleet (the “Consultant”) to provide operational support and access to physical garage and office space for our medallion leasing business. DePalma II and the Consultant entered into the Consulting Agreement primarily to assist in establishing and growing DePalma II’s taxi fleet operations. In connection with the Consulting Agreement, DePalma II, as lessee, entered into a lease agreement for taxicab business and garage space to run its taxicab operations. The Consulting Agreement and garage lease each have an initial term of five years, with the garage lease having an additional renewal option available to DePalma II.

We believe we are the largest NYC taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,760 NYC taxi medallions as of December 31, 2024. In addition to our ownership of medallion loans, we believe we are also the largest owner of NYC taxi medallions, with 2,061 Owned Medallions as of December 31, 2024. As of December 31, 2024, Septuagint utilized 231 of our Owned Medallions and managed a fleet of approximately 231 vehicles and 261 drivers via a TLC-licensed fleet.

Prior to the Business Combination, the DePalma Companies are managed and directly owned by their respective members, which in turn are the DePalma Equityholders managed by the Manager, a firm founded in 2009 to make secondary investments in event-driven, distressed credit, primarily in the U.S. middle market. Our Manager is also the managing member of the Sponsor. DePalma I holds its assets, mainly its medallion loans, either directly or indirectly through certain trusts it has established, whereas DePalma II holds its assets, primarily taxi medallions, indirectly through various holding entities that have been formed for the sole purpose of owning taxi medallions. Due to some member sensitivities around effectively connected income, upon foreclosure of a loan or surrender agreement, the underlying medallion collateral for the loan will be distributed out (in-kind) by DePalma I to the respective members and their respective feeders who then recontribute the medallion collateral (in-kind) into DePalma II, which is less sensitive to effectively connected income.

Over time, we plan to transition our portfolio of non-performing loans and Owned Medallions by selling medallions, primarily with seller financing attached, which will have the impact of increasing interest income from loans. Consistent with the DePalma Companies’ strategy over the last several years, and in response to industry dynamics, we may choose to lease Owned Medallions until sufficient market demand exists to execute a subsequent sale either for cash or with seller financing. The DePalma Companies intend to conduct these activities with the primary purposes of protecting the value of the original investment while enabling the DePalma Companies to achieve their objectives of capital appreciation and interest income from loans.

DePalma II continues to monitor Septuagint’s ability to pay its obligations when due which was notably impacted by the COVID-19 pandemic. As of December 31, 2024, DePalma II has approximately, $15.3 million due and payable from Septuagint, inclusive of $3.4 million in working capital notes inclusive of PIK interest, $11.7 million in medallion lease payments and $0.2 million in other reimbursable expenses. In light of Septuagint’s current cash constraints, Septuagint continues to delay payment on its medallion leases. In addition, DePalma II enters into vehicle lease agreements with Septuagint as lessee. During the COVID-19 pandemic, many drivers became unable to repay the amount due to Septuagint under separate driver lease contracts. As a result, Septuagint became unable to make payments to DePalma II for its vehicle leases. To address this, DePalma II implemented a payment holiday for Septuagint from February 2020 to April 30, 2022, reducing collections during this period. For the fiscal year ended December 31, 2022, DePalma II received payments only in the last three quarters following the end of the payment holiday. DePalma II has continued to receive payments through December 31, 2024, totaling $7.1 million. If the OSA is terminated, no further collections are anticipated. Currently, DePalma II does not have an anticipated date for when Septuagint will resume its medallion lease payment obligations. DePalma II’s and Septuagint’s management each currently believe that the continued delay of medallion lease payments is the best course of action because it allows Septuagint to retain such payments for working capital, which is primarily deployed to Septuagint’s workforce at this time. In order for Septuagint to grow its fleet consistent with its growth strategy, Septuagint will need to attract and retain additional drivers. Accordingly, Septuagint remains focused on the goal of achieving profitability by attracting and retaining additional drivers over time, at which point medallion lease payments could recommence. However, the market for drivers remains fluid and subject to general economic conditions. As a result, DePalma II is currently unable to determine when, if at all, Septuagint’s fleet will achieve profitability. In the event that our relationship with Septuagint is terminated, we do not expect to be repaid on the medallion lease payments or the working capital notes that mature in June 2026.

Financial Overview

For the fiscal years ended December 31, 2024 and 2023, DePalma I generated total revenues of $20.5 million and $20.2 million, income from operations of $11.2 million and $9.3 million, other income of $3.2 million and $36.4 million, and net income of $14.4 million and $45.7 million, respectively. Other revenue includes payments made from the Reserve Fund. Through December 31, 2024, we have received approximately $34 million of revenue from MRP+ loans, of which 28% of such payments were made from the Reserve Fund. As of December 31, 2024, DePalma I had loans held for investment, at fair value of $278.6 million. For the fiscal years ended December 31, 2024 and 2023, DePalma I had gross collections of $36 million and $75.7 million, respectively, where 40% and 74% of such collections were related to payments made on account of restructurings or resolutions of medallion loans. The decrease in gross collections was due to significantly less borrowers entering the MRP+ program during the fiscal year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. The fiscal year ended December 31, 2023 included upfront payments from a substantial number of borrowers entering the MRP+ program. For the fiscal year ended December 31, 2024, DePalma I realized a year-over-year decrease of $0.9 million in regular monthly payments (which includes interest income and amortization) from borrowers who restructured in connection with the MRP+ program, a $25.9 million year-over-year decrease in upfront principal reduction payments received in connection with MRP+ closings, and a $1.6 million year-over-year increase in payments received from the Reserve Fund in connection with delinquent MRP+ loans. Additionally, during the fiscal year ended December 31, 2024, DePalma I realized a $8.9 million year-over-year increase in non-MRP+ restructuring activity from an escalation of enforcement and collection activities against defaulted loans that did not participate in the MRP+ program. The 52% decrease in gross collections during the fiscal year ended December 31, 2024 as compared to the same period in the prior year was primarily attributable to significantly less borrowers entering the MRP+ program during the fiscal year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023.

With respect to delinquencies, as of December 31, 2024 and 2023, the percentage of NYC loans by medallion count in default were 35% and 45%, respectively. The decrease in delinquencies at December 31, 2024 was largely due to the foreclosure of a significant portion of non-performing loans during the year ended December 31, 2024.

For the fiscal years ended December 31, 2024 and 2023, the DePalma Companies completed restructurings of loans collateralized by 139 and 268 NYC medallions, respectively. The substantial decrease in restructurings in 2024 was due to MRP+ restructurings occurring in 2023.

For the fiscal years ended December 31, 2024 and 2023, the DePalma Companies foreclosed on 254 and 739 medallions, respectively. The decrease in the pace of foreclosures is due to the reduced size of the non-performing loan pool as the Company has foreclosed on a significant portion of its non-performing loans.

Business Combination and Public Company Costs

On February 14, 2023, MAC entered into the Business Combination Agreement, with the Manager, New MAC, Merger Sub, DePalma I and DePalma II. Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the Business Combination was effected as follows: (i) immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement, New MAC and the DePalma Companies effected the Pre-Closing Transactions, resulting in New MAC becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain current limited partners of the DePalma Companies; and (ii) Merger Sub merged with and into MAC in the Merger, with MAC surviving as a wholly owned subsidiary of New MAC. As a result of the Business Combination, New MAC became a new publicly-traded company.

The Business Combination closed on April 7, 2025, following the receipt of the requisite stockholder approval on March 25, 2025. At the closing of the Business Combination, the aggregate merger consideration paid to the holders of capital stock of the DePalma Companies was $638.9 million, which consisted of 63,892,449 newly issued shares of New MAC Common Stock.

As a consequence of the Business Combination, New MAC became the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain current limited partners of the DePalma Companies, and New MAC became an SEC-registered and publicly-listed company. As a result, New MAC may be required to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. New MAC expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results

The DePalma Companies’ performance and future success depends on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

DePalma I’s balance sheet consists substantially of loans secured by taxicab medallions, which historically have been associated with higher than average delinquency rates and defaults as substantially all of the loans were acquired after they had defaulted. As of December 31, 2024, we held $347 million in aggregate principal of NYC taxicab medallion loans, of which approximately 65% of Non-MRP+ Loans by medallion count were in default. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market, then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. DePalma II’s balance sheet consists substantially of taxicab medallions which are reported at cost and evaluated for impairment. As of December 31, 2024, DePalma

II held an aggregate of 2,210 taxicab medallions with a carrying value of $345.4 million. The value of our taxicab medallion and loan portfolio, and the taxi industry in general, is susceptible to risk of loss resulting from, including but not limited to, changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion. Our business is heavily concentrated in medallion collateralized lending and owned medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism, as well as those that affect the City of New York. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of taxicab medallions. In addition, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion collateralized loan which could impact the value of our owned medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

MRP+

As of December 31, 2024, 36% of our current medallion loans based on the number of NYC taxi medallions that are either collateral to medallion loans or that we own, have participated in the MRP+, which is a Supplemental Loan Deficiency Guaranty program that was established to benefit participating NYC taxi medallion loan lenders by providing municipal credit support in the event of defaults by eligible and participating taxi medallion owners. As part of this initiative, the Reserve Fund was established in 2022. Initially funded with $49 million, the City of New York’s obligations to replenish the Reserve Fund is subject to and dependent upon appropriations being made from time to time by the New York City Council for such purpose. Any funding in excess of the initial $49 million is not legally required and is not committed by the City of New York and is subject to future appropriations by the New York City Council. The initial funding amount may fall short and, until the program is closed and all participants and statistics are quantified, we are unable to estimate how long the initial $49 million grant will last. The Reserve Fund balance is approximately $37 million as of December 31, 2024.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more will be reduced to an initial principal balance of $200,000, and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment in the form of a grant from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less will have a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible medallion loan exceed$170,000 per medallion. A reduction in the outstanding principal balance to the restructured principal balance is recorded as a writedown of principal in which no cash is received, at which time a loss is recorded based on the reduction in principal balance. The fair value of loans before and after entering the MRP+ program have seen minimal immediate change in fair value due to DePalma I’s fair value accounting policies for MRP+ and Non-MRP+ loans and the historical valuations of underlying NYC medallion collateral for the period of time in which the MRP+ program has existed.

Changes in Interest Rates

Our exposure to changes in interest rates primarily relates to the interest income generated by our medallion loans. In addition, the value of our MRP+ loans is determined by applying a discount to the anticipated future cash flows of the underlying loans. The two factors determining the discount are the movement in interest rates and a risk premium for likelihood of transaction close. A change in interest rates may impact the valuation of MRP+ loans.

Our profitability may be directly affected by interest rate levels and fluctuations in interest rates. As interest rates change, our gross interest rate spread on loans will either increase or decrease because the rates potentially charged on future seller financings provided in medallion sales are limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the borrower.

Changes in interest rates historically have not had an identifiable impact on our interest income, gross income spread, or our ability to pass on interest costs to the borrower. The majority of our loan portfolio historically has been non-performing and has not made regular interest payments. The majority of our current interest income is from the MRP+ loans, which have a fixed interest rate of 7.3%. Additionally, DePalma I and DePalma II currently have no external borrowings, so fluctuations in interest rates have not historically impacted gross income spread or interest expense.

As the impact of interest rates has generally not been material to our historical operating results, we have not entered into any interest rate swaps or other hedging transactions to mitigate such risks. However, we may do so in the future if interest rates increase and our exposure to interest rates becomes more significant. Furthermore, with respect to our assets that are not MRP+ Loans, which consist of NYC Non-MRP+ Loans (approximately 65% of which are in default) and Owned Medallions, we believe that we are able to mitigate the impact from any rising interest rates as we are generally able to pass on such increased interest rate costs to the borrowers. For example, with respect to such assets, we generally expect to either refinance the defaulted loans into new medallion loans or restructure the existing loans with new loan terms, in each case at a rate that would reflect the then current market interest rate. As a result, we believe that we have the flexibility to adjust our interest rate exposure with respect to some of our asset portfolio.

While we continue to monitor the interest rate environment and seek to mitigate the impact of interest rates, including potentially implementing any market based hedging strategies, we cannot provide assurance that the impact of changes in interest rates can be successfully mitigated.

Key Components of Results of Operations

Each of the DePalma Companies has historically operated and managed its business in one reportable segment. The following discussion of results of operations are based on each of the DePalma Companies’ reportable segment for the periods presented.

Revenue

DePalma I’s revenue has historically been primarily comprised of interest income from the taxicab medallion loans and any interest earned from cash on hand. All of the medallion loans are collateralized by one or more taxicab medallions, with a significant portion of the loans participating in the MRP+ program established by the City of New York and the New York City Taxi and Limousine Commission (“TLC”). These loans are nonrecourse loans that do not carry a personal guarantee, but rather have credit support from funds provided by the City of New York. Medallion loans that do not participate in the MRP+ program (or its predecessor, MRP) are often further secured by personal guarantees of the borrowers, shareholders or equity members and, in some cases, collateralized with additional collateral such as real estate of the borrowers. In addition, DePalma I’s other revenue has historically been comprised of restructuring fees borrowers are requested to pay as part of the MRP+ program, payments received from the Reserve Fund as they are not contractual payments made by the borrowers, fees received in connection with non-MRP+ restructurings and settlements, and the resolution of certain litigation and bankruptcy proceedings, as discussed further below.

DePalma II’s revenue has historically been nominal due to the fact that the majority of the Unregistered Medallions have not yet been placed in operation through Septuagint or otherwise, however more recently, and during the fiscal year ended December 31, 2024, has recognized interest income from originating medallion loan financings and from cash on hand.

Operating Expenses

DePalma I’s operating expenses have historically been comprised of (1) service fee expenses, consisting of fees paid to its third-party servicer, Field Point, for servicing its medallion loans, (2) professional fees, consisting of fees for third-party professional services, including consulting, legal, accounting and lobbying, as well as (3) general and administrative fees, consisting of certain fees for third-party professional services and general and administrative expenses.

DePalma II’s operating expenses have historically been comprised of (1) depreciation expense on taxicab vehicles (2) professional fees, consisting of fees for third-party professional services, including consulting, legal, accounting and lobbying, (3) general and administrative fees, consisting of fees for third-party professional services, medallion administration costs, and general and administrative expenses, as well as (4) fleet servicing fees, consisting of net expenses incurred as a result of the Consulting Agreement.

The DePalma Companies expect their expenses, in particular professional fees and general and administrative fees, to increase for the foreseeable future as a result of their parent entity, New MAC, operating as a public company after the completed Business Combination, thereby requiring compliance with the rules and regulations of the SEC. As a result, the DePalma Companies expect an increase in legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income

DePalma I treats the loans purchased as a pool of loans in its books and records. DePalma I’s purchases of taxicab medallion loans have been transacted at significant discounts to par value and DePalma I has been working to resolve those loans. Resolution of the loans to date have resulted from (i) loan principal payments (at agreed upon amounts, either at or below par) and/or (ii) foreclosure and possession of collateral (taxi medallions). In either case, DePalma I recognizes a gain or loss which is the difference between the sale proceeds of a loan, or collateral value less foreclosure costs in a foreclosure, and the carrying value. Gains on loans held for investment may derive from principal payments in cash or collateral that exceed the carrying value of the principal amount that was relieved. Losses on loans held for investment may occur upon a reduction in principal balance in a restructuring, including when loans enter the MRP+ program. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. DePalma I and DePalma II record changes in fair value on loans held for investment as a result of changes in the fair value of loans collateralized by taxi medallions, as applicable, which are primarily generated through changes in medallion pricing and changes in unpaid principal balances on outstanding loans. Prior period changes in fair value have been included in the carrying value of such loans up until foreclosure. DePalma II recognizes an in-kind gain or loss upon the reinstatement of certain taxi medallion loans and transfer of medallion collateral to DePalma I, and also recognizes a gain or loss from medallion sales to third-parties.

Results of Operations of DePalma I

Comparison of the Fiscal Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations of DePalma I for the fiscal years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue:
Interest income	$14,672	$15,186	$(514)	(3)%
Other revenue	5,788	5,012	776	15%

Total revenue	20,460	20,198	262	1%

Operating expenses:
Service fee expense	4,450	4,540	(90)	(2)%
Professional fees	4,582	6,124	(1,542)	(25)%
General and administrative	202	255	(53)	(21)%

Total operating expenses	9,234	10,919	(1,685)	(15)%

Income from operations	$11,226	$9,279	$1,947	21%

Other income:
Gains on loans held for investment, net	3,168	36,398	(33,230)	(91)%

Total other income	3,168	36,398	(33,230)	(91)%

Net income	$14,394	$45,677	$(31,283)	(68)%

*	Percentage not meaningful

Revenue

Interest income. Interest income of DePalma I of $14.7 million decreased by $0.5 million, or 3%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such decrease was due to a $2.9 million decrease in interest income from MRP+ program driven by a $1.3 million decrease from borrower defaults, a $0.2 million decrease from borrower payoffs, and a $1.4 million decrease due to the initial booking of MRP+ loans and borrowers entering the program during the fiscal year ended December 31, 2023. The decrease in interest income from the MRP+ program was partially offset by a $0.5 million increase in interest in money market funds, as well as a $1.9 million increase in payments received on Non-MRP+ loans driven by more borrowers performing on their restructured obligations.

Other revenue. Other revenue of DePalma I of $5.8 million increased by $0.8 million, or 15%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. $1.0 million of such increase was due to an increase in payments from the Reserve Fund due to a larger number of MRP+ borrowers becoming delinquent, which was partially offset by a $0.2 million decrease due to a decrease in restructuring related fees from Non-MRP+ borrowers.

Operating Expenses

Service fees. Service fees of DePalma I of $4.5 million decreased by $0.1 million, or 2%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such decrease was primarily due to a decrease in charges related to third party servicing activities from Field Point.

Professional fees. Professional fees of DePalma I of $4.6 million decreased by $1.5 million, or 25%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such decrease was due to a $0.8 million decrease in legal fees and a $0.7 million decrease in other professional fees.

General and administrative fees. General and administrative fees of DePalma I of $0.2 million decreased by $0.05 million, or 21%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such decrease was due to reductions in DePalma I’s share of third party administration costs resulting from DePalma I’s decrease in net asset value.

Other Income

For the fiscal year ended December 31, 2024, principal payments were received on 1,155 loans secured by 1,494 medallions and DePalma I foreclosed on 254 medallions. For the fiscal year ended December 31, 2023, principal payments were received on 1,566 loans secured by 1,999 medallions and DePalma I foreclosed on 734 medallions.

Gains on loans held for investment, net. Gains on loans held for investment, net of DePalma I of $3.2 million decreased by $33.2 million, or 91%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. $27.7 million of such decrease was due to a $13.2 million decrease in gains from cash paydowns and a $14.5 million decrease from medallion foreclosures. Further, $5.5 million of such decrease was due to a net decrease in changes in fair value on loans held for investment, of which $3.8 million and $1.7 million was from MRP+ loans and Non-MRP loans, respectively. The decrease in changes in fair value on MRP+ loans was driven by a decrease in fair value of MRP+ loans during 2024 of $0.5 million due to a decrease in value of $1.0 million from DePalma I extending the maturity date used to value MRP+ loans offset by a $0.5 million increase in value due to a decrease in the discount rate applied to loan cash flows in accordance with decreases in market discount rates. For the fiscal year ended December 31, 2023, there was an increase in the value of MRP+ loans of $3.3 million driven by a reduction in execution risk of loans moving into the MRP+ program and successful implementation of the program. The decrease in changes in fair value on Non-MRP+ loans was due to a revaluation of loans in non-NYC jurisdictions due to a decrease in the value of the underlying medallion collateral of Chicago medallion loans based on market observations during the fiscal year ended December 31, 2024.

Results of Operations of DePalma II

Comparison of the Fiscal Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations of DePalma II for the fiscal years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue:
Interest income	$544	$1	$543	*

Total revenue	544	1	543	*

Operating expenses:
Depreciation expense	1,884	1,338	546	41%
Professional fees	2,918	1,600	1,318	82%
General and administrative	341	151	190	126%
Fleet servicing fees, net	542	—	542	*

Total operating expenses	5,685	3,089	2,596	84%

Loss from operations	$(5,141)	$(3,088)	$(2,053)	*

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Other income:
Gains from sale of medallions	83	—	83	*
Gains from in-kind medallion transfers, net — related parties	19	34	(15)	(44)%

Total other income	102	34	68	*

Net loss	$(5,039)	$(3,054)	$(1,985)	65%

*	Percentage not meaningful

Revenue

Interest income. Interest income was $0.5 million for the fiscal year ended December 31, 2024. The increase in interest income was due to a $0.4 million increase in interest from cash on hand, and a $0.1 million increase from DePalma II beginning to originate medallion loan financings.

Operating Expenses

Depreciation expense. Depreciation expense of DePalma II of $1.9 million increased by $0.5 million, or 41%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such increase was due to the purchase and placement of additional taxicab vehicles in service.

Professional fees. Professional fees of DePalma II of $2.9 million increased by $1.3 million, or 82%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such increase was due to an increase in legal expenses related to the increase of Owned Medallions that went through the TLC transfer process.

General and administrative fees. General and administrative fees of DePalma II of $0.3 million increased by $0.2 million, or 126%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such increase was a result of an increase in DePalma II’s share of third party administration costs due to DePalma II’s increase in net asset value.

Fleet servicing fees, net. Fleet servicing fees, net was $0.5 million for the fiscal year ended December 31, 2024. Such increase was due to DePalma II entering into the fleet servicing Consulting Agreement commencing November 15, 2024.

Other Income

Gains from sale of medallions. Gains from sale of medallions was $0.1 million for the fiscal year ended December 31, 2024. This was due to DePalma II beginning to initiate medallion sales to third parties during the period.

Gains from in-kind medallion transfers, net — related parties. Gains from in-kind medallion transfers, net — related parties of $0.02 million decreased by $0.02 million, or 44%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. This decrease was due to medallions contributed in-kind to DePalma I as a result of taxi medallions being converted back and reinstated to promissory notes having higher carrying values within DePalma II before contributing in-kind to DePalma I comparatively to the preceding period as the medallions are contributed to DePalma I at fair value.

Summarized Financial Information of Septuagint

DePalma II’s investment in Septuagint is accounted for under the equity method to which DePalma II has elected the fair value option. As of December 31, 2024 and 2023, the fair value of DePalma II’s equity investment in Septuagint was $0.

DePalma II and Septuagint have historically, and continue to, conduct related party transactions with each other. The most notable transactions include, but are not limited to, various working capital promissory notes issued from DePalma II to Septuagint in an aggregate amount of $3.4 million inclusive of PIK interest through December 31, 2024. These working capital notes were amended in June 2023 to extend the maturity date of principal and accrued interest to June 2026. As of December 31, 2024 and 2023, the fair value of the working capital notes are determined to be $0 based on DePalma II’s assessment of its historical collections and expected future collections. Furthermore, DePalma II does not expect to receive future payment related to the working capital notes upon termination of the OSA. In addition, DePalma II leases medallions and taxicab vehicles to Septuagint that Septuagint may use in its taxicab fleet operations. The monthly rental payment for each medallion is $1,500 per month, and the monthly rental payment for taxicab vehicles varies by lease. Please refer to the financial statements of DePalma II included within this Annual Report on Form 10-K for additional information on DePalma II’s transactions with Septuagint and resulting impact to DePalma II’s financials statements, financial condition, and results of operations.

The primary factors that have limited the number of taxis in Septuagint’s fleet are availability of cars, the availability of drivers at certain times of the year, a desire by Septuagint to grow the fleet in a methodical manner that would not require the need for a capital infusion, and Septuagint’s need to scale up its operations as the fleet grows. In addition, Septuagint needs access to medallions in order to grow its fleet. DePalma II has discretion to determine, in its business judgment, the pace at which it will deploy its medallions for lease to Septuagint.

The following tables provide unaudited summarized financial information of the assets, liabilities, and results of operations of Septuagint for the periods presented:

Summary Financial Data (unaudited):	As of December 31,
	2024	2023
	(in thousands)
Current assets	$2,232	$2,007
Noncurrent assets	4,744	4,430
Current liabilities	13,539	7,659
Noncurrent liabilities	7,553	7,265

	For the Years Ended December 31,
	2024	2023
	(in thousands)
Revenues	$12,157	$8,608
Gross profit	7,428	5,161
Net loss	(3,390)	(3,627)

Financial Condition

The Manager and the members of the DePalma Companies evaluate the financial condition and capital requirements of the DePalma Companies at the DePalma I and DePalma II levels, as well as on a combined basis. Historically, dependent upon the working capital needs of each of the DePalma Companies, DePalma I will, at times, advance working capital on behalf of DePalma II, and DePalma II will reimburse DePalma I in a timely manner. In addition, DePalma I may, via its Members, distribute capital to DePalma II that is not reimbursable to DePalma I. In addition, upon foreclosure of a loan or surrender agreement, the underlying medallion collateral for the loan will be distributed out (in-kind) by DePalma I to the respective members and their respective feeders who then recontribute the medallion collateral (in-kind) into DePalma II, consistent with the objective of each of the DePalma Companies. These in-kind transfers are largely dependent upon the activities of DePalma I, most notably including the frequency at which it obtains medallions secured as loan collateral. These in-kind transfers can have a significant impact on the reported amount of assets on each of the DePalma Companies’ balance sheets, as well as the resulting assessments of financial condition by the Manager and the members on each of the DePalma Companies. During the fiscal years ended December 31, 2024 and 2023, DePalma I, through its members, made distributions of underlying medallion collateral in-kind to DePalma II of approximately $49.1 million and $130.4 million, respectively.

On a combined basis, the DePalma Companies’ most notable changes in financial condition from December 31, 2023 to December 31, 2024 include an increase in intangible assets of approximately $44.8 million, a decrease in loans held for investment, at fair value of approximately $53.8 million, and a decrease in cash and cash equivalents of approximately $1.1 million. The increase in intangible assets was driven by contributions received on the medallion collateral (in-kind) into DePalma II resulting from medallion foreclosures. The decrease in loans held for investment, at fair value was driven by cash paydowns received and medallion foreclosures. The decrease in cash and cash equivalents was driven by purchases of Non-MRP+ loans by DePalma I of $2.8 million, payments for capital redemptions of approximately $22.5 million to the members of DePalma I, vehicle purchases by DePalma II of $1.1 million, and Non-MRP+ loan originations of DePalma II of $1.6 million, and was partially offset by cash flows from operations of DePalma I of $10.4 million, and payments received by DePalma I on its loans held for investment, at fair value of approximately $16.7 million.

Liquidity and Capital Resources

Cash Flows of DePalma I

DePalma I uses traditional measures of cash flow, including net cash provided by its operating activities, net cash provided by its investing activities, and net cash used in financing activities, as well as cash available for distribution to evaluate its periodic cash flow results. As of December 31, 2024 and 2023, DePalma I had available cash and cash equivalents of $2.4 million and $35.7 million, respectively, which are available to fund its operations. Based on its current expectations, DePalma I believes that its existing cash and cash equivalents, together with cash provided by operating and investing activities, will be sufficient to fund its working capital requirements for at least the next twelve months.

Comparison of the Fiscal Years Ended December 31, 2024 and 2023

The following table reflects the changes in cash flows of DePalma I for the fiscal years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$10,444	$7,776	$2,668	34%
Net cash provided by investing activities	13,835	58,144	(44,309)	(76)%
Net cash used in financing activities	(57,650)	(44,450)	(13,200)	30%
Net (decrease) increase in cash and cash equivalents	(33,371)	21,470	(54,841)	(255)%
Cash and cash equivalents, at beginning of period	35,735	14,265	21,470	151%
Cash and cash equivalents, at end of period	2,364	35,735	(33,371)	(93)%

*	Percentage not meaningful

Operating Activities

The increase to net cash provided by operating activities was $2.7 million, or 34% for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such increase was driven by a decrease in professional fees of $1.5 million and loan payments received in advance of $1.4 million.

Investing Activities

The decrease to net cash provided by investing activities was $44.3 million, or 76%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such decrease was due to a reduction in loans entering the MRP+ program in the preceding period.

Financing Activities

The increase to net cash used in financing activities was $13.2 million, or 30%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. This increase was driven by distributions made to DePalma II of $35.2 million through its Members, partially offset by a decrease in distributions to its Members’ at the discretion of the Investment Manager of $22.0 million.

Cash Flows of DePalma II

DePalma II uses traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities, as well as cash available for distribution to evaluate its periodic cash flow results. As of December 31, 2024 and 2023, DePalma II had available cash and cash equivalents of $32.8 million and $0.5 million, respectively, which are available to fund its operations. Based on its current expectations, DePalma II believes that its existing cash and cash equivalents, together with cash provided by operating and financing activities, will be sufficient to fund its working capital requirements for at least the next twelve months.

The table below sets forth the cash flows due and received by Septuagint for the periods presented. The taxi industry is competitive and there are uncertainties around our cash flows. There is no guarantee that Septuagint will be able to continue making cash vehicle payments or be able to make payments on either medallion leases or working capital notes in the future. The business of operating a taxi fleet is competitive. Septuagint competes with other established fleets, technology enabled ride sharing apps, and public transit among other competitors. On September 26, 2024, we provided notice to Kirie Eleison of its default under certain provisions of the OSA, including a provision requiring Kirie Eleison to lease all of the medallions owned by Kirie Eleison and its affiliates and transfer their medallion leases to Septuagint. Pursuant to the OSA, Kirie Eleison had 30 days from the date of the notice to cure its default. However, on October 17, 2024, the DePalma Companies and Kirie Eleison signed an agreement that eliminated Septuagint’s exclusive right to lease DePalma II’s medallions and provides for a transition period until December 15, 2024 for DePalma II to decide whether to (i) have Kirie Eleison transfer its 50% interest in Septuagint to DePalma II or (ii) wind down Septuagint. The agreement gives DePalma II the right to either wind down Septuagint or require Kirie Eleison to transfer its ownership interest in Septuagint to DePalma II or a designee. While the transition period originally expired on December 15, 2024, pursuant to the October 17, 2024 amendment, DePalma II and Kirie Eleison subsequently agreed to further extend the transition period through March 31, 2025 in order to allow DePalma II and Kirie Eleison additional time to, among other things, evaluate their options and consider whether to continue Septuagint’s operations, or wind Septuagint down and have DePalma II continue to pursue other alternative fleet servicing arrangements with third parties and/or to establish its own fleet servicing entity. Accordingly, there have been no quantitative and qualitative changes to Septuagint’s ownership or Septuagint’s organizational or operating agreements during this transition period, as the parties are continuing to operate under the original OSA, as amended on October 17, 2024, which, as noted, only removed the exclusivity provisions. If DePalma II winds down Septuagint, DePalma II would no longer lease any of its Owned Medallions through Septuagint. DePalma II intends to continue to pursue its leasing strategy by leasing Owned Medallions either through Septuagint or through a newly formed, wholly owned subsidiary of DePalma II. DePalma II intends to enter into non-exclusive commercial agreements with third party fleets to assist the company in leasing medallions. The DePalma Companies are in ongoing discussions with Kirie Eleison regarding the restructuring of its affiliates’ debt. On March 31, 2025, DePalma II and Kirie Eleison agreed to further extend the transition period by which DePalma II may elect to require Kirie Eleison to transfer its membership interest in Septuagint to April 30, 2025. As of the date of this Annual Report on Form 10-K, the transfer of ownership has not yet occurred.

		For the Years Ended December 31,
		2024	2023
		(in thousands)
Amounts Owed	Medallion Lease Payments	$4,158	$1,807
	Vehicle Payments	$3,468	$2,399
Amounts Paid	Medallion Lease Payments	$—	$—
	Vehicle Payments	$3,511	$2,327

Comparison of the Fiscal Years Ended December 31, 2024 and 2023

The following table reflects the changes in cash flows of DePalma II for the fiscal years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net cash (used in) provided by operating activities	$(177)	$1,227	$(1,404)	(114)%
Net cash used in investing activities	(2,657)	(4,703)	2,046	(44)%
Net cash provided by financing activities	35,150	3,000	32,150	*
Net increase (decrease) in cash and cash equivalents	32,316	(476)	32,792	*
Cash and cash equivalents, at beginning of period	493	969	(476)	(49)%
Cash and cash equivalents, at end of period	32,809	493	32,316	*

*	Percentage not meaningful

Operating Activities

The increase to net cash used in operating activities was $1.4 million, or 114% for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such increase was primarily due to an increase in cash outflows associated with operating expenses including $1.9 million from professional fees and $0.4 million from fleet servicing fees, net, partially offset by an increase in payments received on vehicle leases from Septuagint of $1.2 million.

Investing Activities

The decrease to net cash used in investing activities was $2.0 million, or 44%, for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. Such decrease was driven by a $3.1 million decrease in vehicles purchased during the period, partially offset by an increase in originations of Non-MRP+ loans of $1.1 million.

Financing Activities

The increase to net cash provided by financing activities was $32.2 million for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. The increase was driven by capital contributions received from DePalma I through its Members.

Future sources and uses of liquidity

Our future capital requirements will depend on many factors, including our degree of success in collecting contractual payments on MRP+ Loans, reperforming, restructuring or resolving Non-MRP+ Loans, sales of medallions (which may include seller financing), growth in volume and collections of medallion and vehicle leases, general economic conditions, future market growth and competition in the mobility market.

In the future, we may be required or choose to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. In addition, we cannot assure you that such measures and our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital requirements and to meet our commitments in the future.

During the year ended December 31, 2024, DePalma II entered into an operating lease for taxicab garage and office space. DePalma II’s contractual obligations under this operating lease, excluding periods covered by renewal options, include minimum lease payments of $0.7 million for each of the fiscal years ending December 31, 2025 through 2029. The DePalma companies have no other long-term contractual commitments as of December 31, 2024.

Off-Balance Sheet Arrangements

DePalma I and DePalma II do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The DePalma Companies’ consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of the DePalma Companies’ consolidated financial statements requires each management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of revenue, costs and expenses, and related disclosures. Each of the DePalma Companies’ management bases their estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by each management. To the extent that there are differences between their estimates and actual results, future financial statement presentation, financial condition, results of operations, and cash flows of the DePalma Companies will be affected.

An accounting policy or estimate is considered to be critical or significant if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

Management of each of the DePalma Companies believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a description of DePalma I’s significant accounting policies, see Note 2 “Summary of Significant Accounting Policies,” of the notes to DePalma I’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For a description of DePalma II’s significant accounting policies, see Note 2 “Summary of Significant Accounting Policies,” of the notes to DePalma II’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Fair Value Measurements

Each of the DePalma Companies applies the provisions of ASC 820, Fair Value Measurement (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Under U.S. GAAP, a fair value hierarchy is implemented for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the DePalma Companies. Unobservable inputs reflect respective members’ own assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities and in which transaction for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The inputs or methodology used for valuing securities are not necessarily an indication of the risks associated with investing in those securities. The types of investments which would generally be included in this category are private equity and/or debt securities issued by private entities, and thinly traded securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.

With respect to instruments valued by management, the valuation techniques that may be considered are the evaluation of arm’s-length transactions with third parties, an income approach reflecting a discounted cash flow analysis, and a market approach that includes a comparative analysis of acquisition multiples and pricing multiples generated by market participants.

DePalma I

As of December 31, 2024 and 2023, DePalma I had loans held for investment, at fair value of $278.6 million and $334.4 million, respectively. The following table presents information about DePalma I’s loans held for investment, at fair value by levels within the valuation hierarchy as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
	Level 3
	(in thousands)
Loans held for investment, at fair value
Private Loans:
MRP+ Loans	$201,106	$211,294
Non-MRP+ Loans	77,465	123,059

Total loans held for investment, at fair value	$278,571	$334,353

The following tables summarize the valuation techniques and significant unobservable inputs used for DePalma I’s investments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 and 2023:

December 31, 2024
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Input	Low Range	High Range	Weighted Average[5]
(in thousands)
MRP+ Loans	$201,106	Income Approach[1]	Discount Rate[2]	8.25%	8.25%	8.25%

Non-MRP+ Loans — NYC	60,996	Market Approach[3]	Discounted Medallion Price[4]	$166	$166	$166

Non-MRP+ Loans — Other	16,469	Market Approach	Market Medallion Price	$10	$12	$11

Total	$278,571

1	Used to value MRP+ loan cash flows.
2

The discount rate is utilized to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, DePalma considers the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program.

3

The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $30,000 to $200,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of December 31, 2024, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.

4

New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the Market Medallion Price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by DePalma.

5	Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

December 31, 2023
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Input	Low Range	High Range	Weighted Average[5]
(in thousands)
MRP+ Loans	$211,294	Income Approach[1]	Discount Rate[2]	8.75%	8.75%	8.75%

Non-MRP+ Loans — NYC	101,548	Market Approach[3]	Discounted Medallion Price[4]	$166	$166	$166

Non-MRP+ Loans — Other	21,511	Market Approach	Market Medallion Price	$12	$13	$12

Total	$334,353

1	Used to value MRP+ loan cash flows.
2

The discount rate is applied to the unpaid principal balance as restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, DePalma considers the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program.

3

The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $176,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $40,000 to $200,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of December 31, 2023, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.

4

New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the Market Medallion Price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by DePalma.

5	Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

DePalma II

As of December 31, 2024 and 2023, DePalma II had investments at fair value of $2.4 million and $0.5 million, respectively. The following table presents information about DePalma II’s investments by levels within the valuation hierarchy as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
	Level 3
	(in thousands)
Working Capital Note	$—	$—
Loans held for investment, at fair value
Private loans:
Non-MRP+ Loans — NYC	2,427	473

Total	$2,427	$473

The following tables summarize the valuation techniques and significant unobservable inputs used for DePalma II’s investments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 and 2023:

December 31, 2024
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[3]
(in thousands)
Non-MRP+ Loans — NYC	$2,427	Market Approach[1,2]	Discounted Medallion Price[2]	$166	$166	$166

	$2,427

1

Increased significance is placed on data that DePalma II assesses to indicate market transactions. The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $210,000), the amount restructured by the City of New York under a certain taxi medallion relief program (“MRP+”) ($170,000), and certain market prices reported by the TLC (ranging from $30,000 to $200,000). Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.

2

New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which low value was $165,000 and the high value was $185,000.

3	Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

December 31, 2023
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[3]
(in thousands)
Non-MRP+ Loans — NYC	$473	Market Approach[1,2]	Discounted Medallion Price[2]	$158	$158	$158

	$473

1

Increased significance is placed on data that DePalma II assesses to indicate market transactions. The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $176,000), the amount restructured by the City of New York under a certain taxi medallion relief program (“MRP+”) ($170,000), and certain market prices reported by the TLC (ranging from $40,000 to $200,000). Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.

2

New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which low value was $165,000 and the high value was $185,000.

3	Calculated based on the total fair value of medallions or underlying medallion collateral, using the applicable unobservable input.

Intangible Assets

DePalma II’s taxi medallions are indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. Costs incurred for renewal of taxi medallions are included within general and administrative expenses.

Indefinite-lived intangible assets are not amortized but instead tested for impairment. DePalma II evaluates indefinite-lived intangible assets for impairment annually on October 1st of each year or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

DePalma II evaluates its taxi medallions as a single unit of accounting for purposes of testing for impairment, as taxi medallions are homogeneous assets, which are interchangeable and have identical characteristics. In DePalma II’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, DePalma II determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Performing the qualitative and quantitative assessments, including determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions, notably including the determination of anticipated impacts of changes in regulatory and macroeconomic factors impacting our industry, as well as the use of limited readily available market information of third party medallion transfers, including those reported by the TLC. DePalma II performed its annual impairment analysis and concluded the fair value of its taxi medallions exceeded the carrying value. Therefore, no impairment losses were recognized for the years ended December 31, 2024 and 2023.

Recent Accounting Pronouncements

See Note 2 in the section entitled “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” as referred to in the notes to consolidated financial statements of DePalma I, and Note 2 in the section entitled “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” as referred to in the notes to consolidated financial statements of DePalma II, in each case included elsewhere in this Annual Report on Form 10-K for a discussion about accounting pronouncements recently adopted and recently issued not yet adopted.

Quantitative and Qualitative Disclosures about Market Risk

The DePalma Companies are exposed to market risks in the ordinary course of their business. We consider the principal types of risk to be risk of potential adverse changes to the value of financial instruments because of changes in market conditions, such as interest and currency rate movements and volatility in commodity or security prices, liquidity risk arising in the general funding of our trading activities, as well as inflation risk on asset values and increased costs. We are also impacted by general macroeconomic conditions and state of the taxi industry, governmental initiatives and medallion transfers. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

In addition, the illiquidity of portions of our medallion loans, medallions and related assets may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such assets. In addition, if we were required to liquidate some or all of our assets, the proceeds of such liquidation may be significantly less than the current fair value of such assets.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. However, in periods of sharply rising interest rates, our cost of funds would increase if we were to conduct any external borrowings in the future, which would reduce our net interest income. As such, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. See “—Overview—Key Factors Affecting Operating Results—Changes in Interest Rates.”

Emerging Growth Company Status

As a result of the consummation of the Business Combination, New MAC is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and New MAC may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, New MAC’s stockholders may not have access to certain information they may deem important. New MAC could be an emerging growth company for up to five years, although circumstances could cause New MAC to lose that status earlier, including if the market value of the New MAC Common Stock held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case New MAC would no longer be an emerging growth company as of the following December 31. New MAC cannot predict whether investors will find our securities less attractive because New MAC will rely on these exemptions. If some investors find New MAC’s securities less attractive as a result of New MAC’s reliance on these exemptions, the trading prices of New MAC’s securities may be lower than they otherwise would be, there may be a less active trading market for New MAC’s securities and the trading prices of New MAC’s securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. New MAC has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, New MAC, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of New MAC’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

New MAC will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of New MAC’s initial public offering, (b) in which New MAC has total annual gross revenue of at least $1.235 billion or (c) in which New MAC is deemed to be a “large accelerated filer” under the rules of the SEC which, in addition to certain other criteria, means the market value of New MAC’s common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which New MAC has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of our business. We consider the principal types of risk to be risk of potential adverse changes to the value of financial instruments because of changes in market conditions, such as interest and currency rate movements and volatility in commodity or security prices, liquidity risk arising in the general funding of our trading activities, as well as inflation risk on asset values and increased costs. We are also impacted by general macroeconomic conditions and state of the taxi industry, governmental initiatives and medallion transfers. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

In addition, the illiquidity of portions of our medallion loans, medallions and related assets may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such assets. In addition, if we were required to liquidate some or all of our assets, the proceeds of such liquidation may be significantly less than the current value of such assets.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. However, in periods of sharply rising interest rates, our cost of funds would increase if we were to conduct any external borrowings in the future, which would reduce our net interest income. As such, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s) Held
Andrew Milgram	51	Chief Executive Officer and Director
Paul Arrouet	54	President
Jeffrey Kravetz	46	Chief Financial Officer
Sarah E. Feinberg	47	Director
Harvey Golub	85	Independent Director
Frederick C. Herbst	67	Independent Director

Andrew Milgram has served as Chief Executive Officer and an executive director of MAC since January 2021 and has served as Chief Executive Officer and director of the Company since the consummation of the Business Combination. Since August 2008, he has served as the managing partner of Marblegate, which he co-founded. Prior to forming Marblegate, Mr. Milgram was a Principal at Epic Asset Management, where he was responsible for generating, evaluating, executing and managing investments in a portfolio of distressed and special situation assets across a variety of industry sectors. In addition, he coordinated the firm’s overall research process and directed its team of investment analysts. Mr. Milgram has sat on a variety of official and ad-hoc creditor committees, and has been deeply involved in a number of corporate restructurings in both the United States and abroad. Prior to joining Epic, Mr. Milgram was a part of the capital market businesses at Deutsche Bank Alex. Brown and Bank of Tokyo-Mitsubishi. Mr. Milgram began his career at Swiss Bank Corp (now UBS), where he was part of the global emerging market team responsible for the bank’s proprietary investments in Russia, Africa and the Middle East. Mr. Milgram holds the Chartered Financial Analyst designation. Mr. Milgram is the Chairman of the Board of Millennium Health, a member of the Board of Managers of PSS Holdings LLC, and a member of the board of directors of Septuagint Solutions LLC, STVT-AAI Education Inc. (d/b/a Ancora Education), Britax Group Limited and Rhinoco Inc. He sits on the Board of Directors of the Greenwich Council of the Boy Scouts of America. Mr. Milgram is a member of the Economic Club of New York and the Metro NY Chapter of YPO. Mr. Milgram’s qualifications to serve on our board of directors include his extensive leadership, management and board experience, his track record as a founder and Chief Investment Officer of Marblegate and its affiliated funds, his current board experience, including as Chairman of the Board of Millennium Health, and his network of contacts in the distressed credit and restructuring arena.

Paul Arrouet has served as President and an executive director of MAC since January 2021. Since 2008, he has also served as Managing Partner of Marblegate. Prior to forming Marblegate, Mr. Arrouet was a six-year Senior Managing Director as well as a twelve-year distressed specialist in the Distressed/High Yield Trading & Sales Department at Bear Stearns & Co. At Bear Stearns, he managed the trading book focused on stressed/distressed capital structures as well as actively making markets to generate customer flow. Mr. Arrouet spent the first part of his career at Bear Stearns in sales, specializing in distressed debt, high yield and restructuring opportunities. Prior to joining Bear Stearns, he was a salesman and Vice President at Alex. Brown, responsible for helping launch a distressed sales and trading platform as an extension of a successful High Yield Group. He began his career as a junior distressed trader at Oppenheimer & Co. Mr. Arrouet earned a Bachelor of Arts degree from the University of Pennsylvania. Mr. Arrouet’s qualifications to serve on our board of directors include his extensive leadership and management experience, his track record as Managing Partner and principal trader at Marblegate and its affiliated funds, and his wide network of contacts in the distressed investing field.

Jeffrey Kravetz has served as Chief Financial Officer of MAC since March 13, 2023. Since March 2023, he has also served as the Chief Financial Officer of Marblegate Asset Management, LLC where he is responsible for the accounting, operational and financial activities of the firm. From March 2015 to March 2023, Mr. Kravetz served as the Chief Financial Officer of Contrarian Capital Management, L.L.C., an investment management firm, where he was responsible for the accounting, operational and financial activities of the firm’s investment and management entities. From 2015 to 2023, Mr. Kravetz served as director of various non-public investment vehicles affiliated with Contrarian Capital Management, L.L.C. Prior to joining Contrarian, Mr. Kravetz served in a variety of roles, including as a Director and Fund Controller at MSD Capital from September 2003 to February 2015. Prior to that, he was an Auditor at both Deloitte & Touche LLP (June 2002 to September 2003) and Arthur Andersen, LLP (September 2000 to June 2002). Mr. Kravetz holds a B.S. in Accounting from Binghamton University School of Management and is a Certified Public Accountant. He is a member of the New York State Society of Certified Public Accountants.

Sarah E. Feinberg has served as a director of the Company since the consummation of the Business Combination. Ms. Feinberg has over 20 years of experience managing large and highly regulated transportation and logistics operations, leading federal regulatory agencies and serving in various senior roles in federal and state governments. Ms. Feinberg currently serves on the board of directors of Southwest Airlines (NYSE: LUV). She previously served on the board of directors of the Metropolitan Transportation Authority, from 2019 to 2020, and on the board of directors of Amtrak, from 2015 to 2017. Ms. Feinberg is the founder of Feinberg Strategies LLC, a strategic operations, communications, CEO advisory and public policy consulting firm founded in 2017. Ms. Feinberg served as Interim President of New York City Transit, the largest transit system in North America, from 2020 to 2021, and led the organization through the COVID pandemic and the resulting ridership and financial crises. Ms. Feinberg also served as the Administrator of the Federal Railroad Administration, from 2015 to 2017, and as Chief of Staff at the U.S. Department of Transportation, from 2013 to 2015. Ms. Feinberg holds a B.A. in Politics from Washington and Lee University. We believe Ms. Feinberg is qualified to serve as a member of our board of directors due to her extensive experience in leadership roles within the tech and transportation sectors.

Harvey Golub has served as Chairman of the Board of MAC since October 2021 and has served as a director of the Company since the consummation of the Business Combination. In early 2001, Mr. Golub retired as CEO and chairman of American Express. Currently, Mr. Golub is the non-executive chairman of the board of Dynasty Financial Partners. He also serves on the board of Pagaya Technologies, Ltd. (NASDAQ: PGY), and is a member of its audit, risk and nominating and corporate governance committees. He served as chairman of Miller Buckfire & Company (a Stifel Company) from July 2011 to December 2018. He has also served as a member of the advisory board of Marblegate Asset Management, LLC since 2009. Mr. Golub also serves on the boards of the American Enterprise Institute (AEI) and the Manhattan Institute for Policy Research, serves on Jupiter Medical Center’s board of trustees and is the chairman of its finance and planning committees. Mr. Golub is also chairman of the Maltz Jupiter Theatre endowment board, and is a director emeritus of New York-Presbyterian Hospital and the Lincoln Center for the Performing Arts and a member of its investment committee. Previously, Mr. Golub served as non-executive chairman on the boards of American International Group (AIG), Campbell Soup Company, and The Reader’s Digest Association. He has also served as a member of the board of Dow Jones & Company, Hess Corporation, RHJ International and several private companies. Mr. Golub received a B.S. degree from the New York University in 1961. Mr. Golub is well qualified to serve as a member of our board of directors due to his extensive experience in leadership and advisor roles and his network of business contacts.

Frederick C. Herbst has served as a director of the Company since the consummation of the Business Combination. Mr. Herbst has over 40 years of experience in the financial services sector. Mr. Herbst has served as a member of the board of directors and as chairperson of the audit committee of Chicago Atlantic Real Estate Finance, Inc. (NASDAQ: REFI), an externally-managed commercial mortgage REIT, since 2021. He also served as a member of the board of directors of Chicago Atlantic BDC, Inc. (NASDAQ: LIEN) from September 2024 to March 2025. He previously served on the board of directors of Indemnis Inc., a privately owned provided of drone parachute safety systems, from January 2021 to June 2022. Mr. Herbst served as Chief Financial Officer of Ready Capital Corporation (NYSE: RC), a commercial mortgage REIT, and Managing Director of Waterfall Asset Management, LLC, an SEC-registered institutional asset manager, from 2009 until his retirement in June 2019. From 2005 to 2009, Mr. Herbst was Chief Financial Officer of Clayton Holdings, Inc. (NASDAQ: CLAY),

a provider of analytics and due diligence services to participants in the mortgage industry. Prior to Clayton Holdings, Mr. Herbst was Chief Financial Officer of Arbor Realty Trust, Inc. (NYSE: ABR), a commercial mortgage REIT, from 2003 until 2005, and of Arbor Commercial Mortgage, LLC, from 1999 until 2005. Prior to joining Arbor Realty Trust, Mr. Herbst was Chief Financial Officer of The Hurst Companies, Inc., Controller with The Long Island Savings Bank, FSB, Vice President Finance with Eastern States Bankcard Association and a Senior Manager with Ernst & Young. Mr. Herbst holds a B.A. in Accounting from Wittenberg University and became a licensed Certified Public Accountant in 1983. We believe Mr. Herbst is qualified to serve as a member of our board of directors because of his extensive finance background, including his service as a Chief Financial Officer of multiple public companies, his experience as a director of public companies, and his extensive knowledge of our industry.

Controlled Company Exception

The Manager currently controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, exemptions under the standards will free us from the obligation to comply with certain corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of “independent directors” as defined under the Nasdaq rules;

•

that we have, to the extent applicable, a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•

that any corporate governance and nominating committee or compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and governance committees and compensation committee.

We may choose to rely upon these exemptions. These exemptions, however, do not modify the independence requirements for our audit committee and we intend to comply with the requirements of Rule 10A-3 of the Exchange Act and the Nasdaq rules within the applicable time frame.

Board Composition

Our business affairs will be managed under the direction of our board of directors. Our board of directors initially consists of four members, including the following individuals: Harvey Golub, serving as Chairperson, Sarah E. Feinberg, Frederick C. Herbst and Andrew Milgram.

Director Independence

Under the Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the Nasdaq rules. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the Nasdaq rules.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the Nasdaq rules, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the Nasdaq rules, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Certain exemptions are available to us under Nasdaq rules and under Rule 10A-3 of the Exchange Act that allow companies a phase-in period for complying with committee independence requirements after an initial public offering. Under these phase-in rules, companies are permitted to phase in compliance with these rules and regulations as follows: (1) one member must satisfy the requirements at the time of listing; (2) a majority of members must satisfy the requirements within 90 days of listing; and (3) all members must satisfy the requirements within one year of listing. Furthermore, newly listed companies have twelve months from the date of listing to comply with the majority independent board requirement. We intend to utilize these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq or the Exchange Act.

Our board of directors has undertaken a review of the independence of each director and considered whether each director of the Company has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determine that Harvey Golub and Frederick C. Herbst each be considered “independent directors” as defined under the listing requirements and the Nasdaq rules and the applicable rules of the Exchange Act.

Board Committees

We have established an audit committee, compensation committee and nominating and corporate governance committee. The responsibilities of each committee are described below. The composition of each committee is made in accordance with the Nasdaq listing standards and the independence standards of Rule 10A-3 of the Exchange Act, as applicable. Our board of directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of Harvey Golub and Frederick C. Herbst, with Mr. Herbst serving as chair. Each of these individuals qualify as independent directors under the Nasdaq listing standards and the independence standards of Rule 10A-3 of the Exchange Act. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Herbst qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We intend to identify one additional independent director to serve on the audit committee within the applicable time periods set forth in Nasdaq’s phase-in rules for newly listed companies.

Our audit committee is responsible for, among other things:

•	selecting and hiring our independent auditors and evaluating and approving, in advance, the audit and non-audit services to be performed by our independent auditors;

•	assisting the board of directors in evaluating the qualifications, performance and independence of our independent auditors;

•

reviewing and discussing the adequacy and effectiveness of our financial reporting processes, internal control over financial reporting and disclosure controls and procedures and the audits of our financial statements;

•	assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the board of directors in monitoring our compliance with legal and regulatory requirements;

•	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;

•	assisting the board of directors in monitoring the performance of our internal audit function;

•	monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.

Compensation Committee

Our compensation committee consists of Harvey Golub, Frederick C. Herbst and Sarah E. Feinberg, with Mr. Golub serving as chair. Mr. Golub and Mr. Herbst qualify as independent directors under the Nasdaq listing standards.

The compensation committee is responsible for, among other things:

•

reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, evaluating our CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the board of directors), determining and approving our CEO’s compensation level based on such evaluation;

•

reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;

•	reviewing and recommending the compensation of our directors;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules;

•	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and

•	reviewing and making recommendations with respect to our equity compensation plans.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Harvey Golub, Frederick C. Herbst and Sarah E. Feinberg, with Mr. Golub serving as chair. Mr. Golub and Mr. Herbst qualify as independent directors under the Nasdaq listing standards.

The nominating and corporate governance committee is responsible for, among other things:

•	assisting the board of directors in identifying prospective director nominees and recommending nominees to the board of directors;

•	overseeing the evaluation of the board of directors and management;

•	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and

•	recommending members for each committee of our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Related Person Policy of the Company

We have adopted a formal written policy providing that our officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our voting securities, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest are not permitted to enter into a related party transaction with the Company without the approval of our nominating and corporate governance committee, subject to the exceptions described below.

A related person transaction is generally a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy.

Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Code of Conduct, employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is or is not inconsistent with, our best interests and those of our stockholders, as the audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

The audit committee has determined that certain transactions will not require the approval of the audit committee including certain employment arrangements of officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, nonexecutive employee or beneficial owner of less than 10% of our outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and transactions available to all employees generally.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The full text of our Code of Conduct and Ethics is posted on our website at marblegateacquisition.com/governance/ and is filed hereto as Exhibit 14.1. We intend to disclose future amendments to, or waivers of, our Code of Conduct and Ethics, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of such policies and procedures is filed hereto as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION.

As an emerging growth company, we comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and our two most highly compensated executive officers other than our principal executive officer. These three officers are referred to as our named executive officers. For the fiscal year ended December 31, 2024 (and since our inception), we had no employees and did not pay any compensation or make any equity awards to any executive officers. Accordingly, we had no named executive officers for fiscal year 2024. For this reason, we have omitted the 2024 Summary Compensation Table, the 2024 Outstanding Equity Awards at Fiscal Year-End Table and the corresponding narrative disclosures.

Andrew Milgram (Managing Partner and Chief Executive Officer of DePalma), Paul Arrouet (Managing Partner and Secretary of DePalma) and Jeff Kravetz (Chief Financial Officer of DePalma) (collectively, our “Officers”) are employees of, or other service providers to, our Manager. Prior to the Business Combination, our Manager compensated the Officers for the performance of their duties for our Manager and did not allocate this compensation between services to us and services to our Manager.

Our business and affairs, including officer and board compensation, were managed by members of DePalma prior to the Business Combination, which consist of various affiliates of our Manager. Upon the consummation of the Business Combination, our business and affairs are managed by or under the direction of our board of directors.

Director Compensation

For the fiscal year ended December 31, 2024, we did not pay any compensation or make any equity awards to any directors. For this reason, we have omitted the 2024 Director Compensation Table and the corresponding narrative disclosures. Our business and affairs, including director compensation, were managed by members of DePalma, which consist of various affiliates of our Manager. Upon the consummation of the Business Combination, our director compensation policies and arrangements are managed by or under the direction of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of April 7, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each of our executive officers and directors, and all of our executive officers and directors as a group; and

•	each person who is known to be the beneficial owner of more than 5% of our commons stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	# Shares of Common Stock Beneficially Owned	% of Total Voting Power
Directors and Executive Officers
Andrew Milgram(2)(3)	5,289,522	7.2%
Paul Arrouet(2)(3)	5,289,522	7.2%
Sarah E. Feinberg	—	—
Harvey Golub(3)(4)	450	*
Frederick C. Herbst	—	—
Jeffrey Kravetz	400	*
All Directors and Executive Officers as a Group (6 Individuals)	5,290,822	7.2%

Five Percent Holders
Marblegate Special Opportunities Master Fund, L.P.(5)	9,678,578	13.1%
Marblegate Strategic Opportunities Master Fund I, L.P.(6)	13,793,655	18.7%
Marblegate Tactical III Master Fund I, L.P.(7)	8,660,253	11.7%
Marblegate Cobblestone Master Fund I, L.P.(8)	9,580,621	13.0%
Marblegate Tactical III Master Fund II, L.P.(9)	17,293,702	23.4%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Marblegate Acquisition LLC, 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut 06831.
(2)

Includes 1,459,603 and 3,829,469 shares of Class A common stock of MAC and Class B common stock of MAC, respectively, that were converted into shares of our common stock in connection with the Business Combination. The Sponsor is the record holder of such shares. MAM is the managing member of the Sponsor and has voting and investment discretion with respect to the securities held by the Sponsor and may be deemed to beneficially own such shares. Andrew Milgram and Paul Arrouet, as Managing Partners of MAM, may be deemed to exercise voting and investment power over the securities held by the Sponsor and therefore may be deemed to beneficially own such securities. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Also includes (i) 450 shares of Class A common stock of MAC that were converted into our shares of common stock in connection with the Business Combination held directly by Andrew Milgram and, as such, Mr. Milgram may be deemed to exercise voting and investment power over such securities, and (ii) 450 shares of Class A common stock of MAC that were converted into our shares of common stock in connection with the Business Combination held directly by Paul Arrouet and, as such, Mr. Arrouet may be deemed to exercise voting and investment power over such securities.

(3)

Each such person is a direct or indirect member of the Sponsor and disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

Represents shares of Class A common stock of MAC transferred by the Sponsor before the closing of the Business Combination that were converted into our common stock in connection with the closing of the Business Combination. Golub Investments LP is the record holder of such shares. Mr. Golub has an indirect pecuniary interest in such shares through his direct membership interests in Golub Investments LP, over which he does not have voting or dispositive control.

(5)

Represents shares of common stock issued in connection with the Business Combination. Marblegate Special Opportunities Master Fund, L.P. (“MSOMF”) is the record holder of such shares. Marblegate Special Opportunities GP, LLC (“Marblegate GP”) is the General Partner of MSOMF. Marblegate Holdings, LLC (“Marblegate Holdings”) is the Managing Member of Marblegate GP. Andrew Milgram and Paul Arrouet, as Managing Partners of Marblegate Holdings and Marblegate Asset Management, LLC, the investment advisor to Marblegate Special Opportunities Master Fund, L.P., may be deemed to exercise voting and investment power over such securities and therefore may be deemed to beneficially own such securities. Each of Mr. Milgram and Mr. Arrouet disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly. The address of Marblegate Special Opportunities Master Fund, L.P. is 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut, 06831.

(6)

Represents shares of common stock issued in connection with the Business Combination. Marblegate Strategic Opportunities Master Fund I, L.P is the record holder of such shares. Marblegate GP is the General Partner of Marblegate Strategic Opportunities Master Fund I, L.P. Marblegate Holdings is the Managing Member of Marblegate GP. Andrew Milgram and Paul Arrouet, as Managing Partners of Marblegate Holdings and Marblegate Asset Management, LLC, the investment advisor to Strategic Opportunities Master Fund I, L.P., may be deemed to exercise voting and investment power over such securities and therefore may be deemed to beneficially own such securities. Each of Mr. Milgram and Mr. Arrouet disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly. The address of Marblegate Strategic Opportunities Master Fund I, L.P. is 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut, 06831.

(7)

Represents shares of common stock issued in connection with the Business Combination. Marblegate Tactical III Master Fund I, L.P. is the record holder of such shares. Marblegate Tactical III GP, LLC (“Tactical III GP”) is the General Partner of Marblegate Tactical III Master Fund I, L.P. Marblegate Holdings is the Managing Member of Tactical III GP. Andrew Milgram and Paul Arrouet, as Managing Partners of Marblegate Holdings and Marblegate Asset Management, LLC, the investment advisor to Marblegate Tactical III Master Fund I, L.P., may be deemed to exercise voting and investment power over such securities and therefore may be deemed to beneficially own such securities. Each of Mr. Milgram and Mr. Arrouet disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly. The address of Marblegate Tactical III Master Fund I, L.P. is 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut, 06831.

(8)

Represents shares of common stock issued in connection with the Business Combination. Marblegate Cobblestone Master Fund I, L.P. is the record holder of such shares. Marblegate GP is the General Partner of Marblegate Cobblestone Master Fund I, L.P. Marblegate Holdings is the Managing Member of Marblegate GP. Andrew Milgram and Paul Arrouet , as Managing Partners of Marblegate Holdings and Marblegate Asset Management, LLC, the investment advisor to Marblegate Cobblestone Master Fund I, L.P., may be deemed to exercise voting and investment power over such securities and therefore may be deemed to beneficially own such securities. Each of Mr. Milgram and Mr. Arrouet disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly. The address of Marblegate Cobblestone Master Fund I, L.P. is 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut, 06831.

(9)

Represents shares of common stock issued in connection with the Business Combination. Marblegate Tactical III Master Fund II, L.P. is the record holder of such shares. Marblegate GP is the General Partner of Marblegate Tactical III Master Fund II, L.P. Marblegate Holdings is the Managing Member of Marblegate GP. Andrew Milgram and Paul Arrouet, as Managing Partners of Marblegate Holdings and Marblegate Asset Management, LLC, the investment advisor to Marblegate Tactical III Master Fund II, L.P., may be deemed to exercise voting and investment power over such securities and therefore may be deemed to beneficially own such securities. Each of Mr. Milgram and Mr. Arrouet disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly. The address of Marblegate Tactical III Master Fund II, L.P. is 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut, 06831.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Approval of Related Person Transactions

We adopted a formal written policy providing that our officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our voting securities, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is an employee, acts as a director or executive officer (or other comparable position) or maintains, directly or indirectly, a 5% or greater ownership interest and all persons or entities that directly, or indirectly though one or more intermediaries, control, or are controlled by, or are under common control with, any such entity, are not permitted to enter into a related party transaction with the Company without the approval of our audit committee, subject to the exceptions described below.

A related person transaction is generally a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy.

Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Code of Conduct, employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is or is not inconsistent with, our best interests and those of our stockholders, as the audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

The audit committee has determined that certain transactions will not require the approval of the audit committee, including, among others, certain employment arrangements of officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, nonexecutive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and transactions available to all employees generally.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Founder Shares

On January 15, 2021, in consideration for the payment of certain of MAC’s offering costs, MAC applied $25,000 of outstanding advances from the Sponsor towards the issuance of 8,625,000 shares of MAC Class B Common Stock. In September 2021, MAC effected a stock dividend of 0.3694 shares for each share of MAC Class B Common Stock outstanding, resulting in the Sponsor holding 11,810,833 founder shares (“Founder Shares”). The Founder Shares included an aggregate of up to 1,507,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the holders of the Founder Shares would collectively own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the IPO (including the Private Placement Shares). As a result of the underwriter’s option not to exercise its over-allotment option, a total of 1,507,500 Founder Shares were forfeited. On June 28, 2023, the Sponsor converted 4,000,000 shares of MAC Class B Common Stock into 4,000,000 shares of non-redeemable MAC Class A Common Stock, which represents 40% of the outstanding shares of MAC Class A Common Stock.

The Sponsor and Cantor purchased an aggregate of 910,000 Private Placement Units (610,000 Private Placement Units purchased by our Sponsor and 300,000 Private Placement Units purchased by Cantor, the latter of which were forfeited by Cantor upon consummation of the Business Combination) for a purchase price of $10.00 per Unit in the Private Placement that occurred simultaneously with the closing of the IPO. Each Private Placement Unit contains one share of MAC Class A Common Stock and one-half of one whole Private Placement Warrant. Each whole warrant contained in a Private Placement Unit entitles the holder to purchase one whole share of MAC Class A Common Stock at $11.50 per share. The Private Placement Warrants included in the Private Placement Units (including the MAC Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Business Combination. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the Sponsor, Cantor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, Cantor or their permitted transferees, the Private Placement Warrants are redeemable by MAC and exercisable by such holders on the same basis as the Public Warrants.

In connection with the closing of the IPO, the Sponsor sold 2,473,864 Founder Shares to the Anchor Investors, who are unaffiliated with the Sponsor, at their original purchase price. We estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $20,656,764, or $8.35 per share.

On October 5, 2021, upon the closing of the IPO, the Sponsor sold membership interests to each of four directors of MAC. The membership interests entitle each director to 25,000 shares of Founder Shares, for an aggregate of 100,000 shares, that were transferred to the directors when the Business Combination was consummated.

The total consideration paid for these membership interests was $200. Three of the directors were also part of the Sponsor investor group and invested $409,929 for their pro-rata share of the Sponsor contribution for Founder Shares and Private Placement Units. Each Founder Share automatically converted to one share of MAC Class A Common Stock upon consummation of the Business Combination. The Sponsor retained all voting and dispositive power over all Founder Shares until the consummation of the Business Combination, after which the Sponsor distributed to each holder of the membership interests its share of the Founder Shares, subject to applicable lock-up or escrow restrictions.

Promissory Notes

On January 15, 2021, MAC issued an unsecured promissory note (the “January 2021 Note”) to the Sponsor, pursuant to which MAC may borrow up to an aggregate principal amount of $300,000. The January 2021 Note was non-interest bearing and payable on the earlier of September 30, 2021, or the completion of the IPO. The outstanding loan of $186,819 was repaid at the time of the IPO.

On June 30, 2022, MAC issued a promissory note in the principal amount of up to $600,000 (the “June 2022 Note”) to the Master Fund, a member of MAC’s Sponsor. The June 2022 Note was issued in connection with advances the Master Fund has made, and may make in the future, to MAC for working capital expenses. The June 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which MAC consummates its initial business combination and (ii) the date that the winding up of MAC is effective. At the election of the Master Fund, all or a portion of the unpaid principal amount of the June 2022 Note may be converted into shares of MAC Class A Common Stock (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the June 2022 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the Private Placement Shares issued by MAC to its Sponsor and Cantor, the representative of the underwriters, in a private placement in connection with MAC’s IPO. The Conversion Shares are entitled to the registration rights set forth in the June 2022 Note. As of December 31, 2024, MAC borrowed $600,000 under the June 2022 Note for the working capital loan.

On February 13, 2023, MAC issued a promissory note in the principal amount of up to $1,100,000 (the “February 2023 Note”) to the Master Fund, a member of MAC’s Sponsor. The February 2023 Note was issued in connection with advances the Master Fund has made, and may make in the future, to MAC for working capital expenses. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which MAC consummates its initial business combination and (ii) the date that the winding up of MAC is effective. At the election of the Master Fund, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the February 2023 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the Private Placement Shares issued by MAC to its Sponsor and Cantor, the representative of the underwriters, in a private placement in connection with MAC’s IPO. The Conversion Shares are entitled to the registration rights set forth in the February 2023 Note. As of December 31, 2024, MAC borrowed $1,100,000 under the February 2023 Note for the working capital loan.

On July 20, 2023, MAC issued a promissory note in the principal amount of up to $500,000 (the “July 2023 Note”) to the Master Fund, a member of MAC’s Sponsor. The July 2023 Note was issued in connection with advances the Master Fund has made, and may make in the future, to MAC for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which MAC consummates its initial business combination and (ii) the date that the winding up of MAC is effective. At the election of Master Fund, at any time prior to payment in full of the principal balance of the note, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the July 2023 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the Private Placement Shares issued by MAC to its Sponsor and Cantor, the representative of the underwriters, in a private placement in connection with MAC’s IPO. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of December 31, 2024, MAC borrowed $500,000 under the July 2023 Note for the working capital loan.

On December 21, 2023, MAC issued a promissory note in the principal amount of up to $450,000 (the “December 2023 Note”) to the Master Fund, a member of MAC’s Sponsor. The December 2023 Note was issued in connection with advances the Master Fund has made, and may make in the future, to MAC for working capital expenses. The December 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which MAC consummates its initial business combination and (ii) the date that the winding up of MAC is effective. At the election of Master Fund, at any time prior to payment in full of the principal balance of the note, all or a portion of the unpaid principal amount of the December 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the December 2023 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the Private Placement Shares issued by MAC to its Sponsor and Cantor, the representative of the underwriters, in a private placement in connection with MAC’s IPO. The Conversion Shares are entitled to the registration rights set forth in the December 2023 Note. As of December 31, 2024, MAC borrowed $450,000 under the December 2023 Note for the working capital loan.

On April 11, 2024, MAC issued a promissory note in the principal amount of up to $240,000 (the “April 2024 Note”) to the Master Fund, a member of MAC’s Sponsor. The April 2024 Note was issued in connection with advances the Master Fund has made, and may make in the future, to MAC for working capital expenses. The April 2024 bears no interest and is due and payable upon the earlier to occur of (i) the date on which MAC consummates its initial business combination and (ii) the date that the winding up of MAC is effective. At the election of Master Fund, at any time prior to payment in full of the principal balance of the note, all or a portion of the unpaid principal amount of the April 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the April 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the Private Placement Shares issued by MAC to its Sponsor and Cantor, the representative of the underwriters, in a private placement in connection with MAC’s IPO. The Conversion Shares are entitled to the registration rights set forth in the April 2024 Note. As of December 31, 2024, MAC borrowed $240,000 under the April 2024 Note for the working capital loan.

On July 18, 2024, MAC issued a promissory note in the principal amount of up to $255,000 (the “July 2024 Note”) to the Master Fund, a member of MAC’s Sponsor. The July 2024 Note was issued in connection with advances the Master Fund has made, and may make in the future, to MAC for working capital expenses. The July 2024 bears no interest and is due and payable upon the earlier to occur of (i) the date on which MAC consummates its initial business combination and (ii) the date that the winding up of MAC is effective. At the election of Master Fund, at any time prior to payment in full of the principal balance of the note, all or a portion of the unpaid principal amount of the July 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the July 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the Private Placement Shares issued by MAC to its Sponsor and Cantor, the representative of the underwriters, in a private placement in connection with MAC’s IPO. The Conversion Shares are entitled to the registration rights set forth in the July 2024 Note. As of December 31, 2024, MAC borrowed $255,000 under the April 2024 Note for the working capital loan.

On October 22, 2024, MAC issued a promissory note in the principal amount of up to $250,000 (the “October 2024 Note”) to the Master Fund, a member of MAC’s Sponsor. The October 2024 Note was issued in connection with advances the Master Fund has made, and may make in the future, to MAC for working capital expenses. The October 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which MAC consummates its initial business combination and (ii) the date that the winding up of MAC is effective. At the election of Master Fund, at any time prior to payment in full of the principal balance of the note, all or a portion of the unpaid principal amount of the October 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the October 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the Private Placement Shares issued by MAC to its Sponsor and Cantor, the representative of the underwriters, in a private placement in connection with MAC’s IPO. The Conversion Shares are entitled to the registration rights set forth in the October 2024 Note. As of December 31, 2024, MAC borrowed $240,000 under the October 2024 Note for the working capital loan.

On January 17, 2025, MAC issued a promissory note in the principal amount of up to $485,000 (the “January 2025 Note”) to the Master Fund. The January 2025 Note was issued in connection with advances the Master Fund has made, and may make in the future, to MAC for working capital expenses. The January 2025 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which MAC consummates its initial business combination and (ii) the date that the winding up of MAC is effective. At the election of the Master Fund, at any time prior to payment in full of the principal balance of the note, up to $250,000 of the unpaid principal amount of the note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the January 2025 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the Private Placement Shares issued by MAC to its Sponsor and Cantor, the representative of the underwriters, in a private placement in connection with MAC’s IPO. The Conversion Shares are entitled to the registration rights set forth in the January 2025 Note. As of December 31, 2024, MAC borrowed $0 under the January 2025 Note for the working capital loan.

Post-Business Combination Arrangements

In connection with the Business Combination, certain agreements were entered into pursuant to the Business Combination Agreement. The agreements described in this section are filed as exhibits to the Annual Report on Form 10-K, and the following descriptions are qualified by reference thereto.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and certain directors and executive officers of MAC (“Supporting Shareholders”) entered into the Sponsor Support Agreement pursuant to which the Sponsor and the Supporting Shareholders have agreed, among other things, to vote all shares of MAC Common Stock held by them in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger) and to not redeem any of their shares of MAC Common Stock.

Registration Rights Agreement

In connection with the Closing of the Business Combination, the Company, the Sponsor, the Supporting Shareholders and certain other parties entered into a registration rights agreement (which such agreement contains terms and conditions similar to those contained in that certain registration rights agreement, dated as of September 30, 2021, among MAC, the Sponsor, and the other parties thereto, pursuant to which, the Sponsor, the Supporting Shareholders and certain other parties thereto are granted certain registration rights with respect to their shares of our common stock.

Management Services Agreement

At the Closing of the Business Combination, the Manager and the Company entered into a MSA pursuant to which the Manager provides certain management services to us including (i) evaluating, managing, performing due diligence on, negotiating and overseeing the acquisition and disposition of our and our subsidiaries’ assets, including taxi medallions, taxi-medallion loans and other assets or property, (ii) evaluating, managing, negotiating and overseeing the origination, structuring, restructuring and workout of taxi-medallion loans and other loans held by us (other than typical daily loan servicing activities), (iii) managing our and our subsidiaries’ day-to-day business and operations in complying with any regulatory requirements applicable to us in respect of our business activities, (iv) evaluating the financial and operational performance of any of our subsidiaries, including monitoring the business and operations thereof, and the financial performance of any of their other assets, (v) providing a management team to serve as executive officers of us and/or our subsidiaries or as members of our board of directors, (vi) identifying, evaluating, managing, performing due diligence on, negotiating and overseeing the provision of debt or equity financing by us, (vii) identifying, evaluating, managing, performing due diligence on, negotiating and overseeing the acquisition of all or a portion of target businesses or assets by us, and (viii) subject to the provisions of the MSA, performing any other services for and on behalf of our company and our subsidiaries to the extent that such services are consistent with those that are customarily performed by the executive officers and employees of a publicly listed company.

The services also include (1) establishing and maintaining books and records of our company and our subsidiaries in accordance with customary practice and GAAP; (2) recommending to our board of directors changes or other modifications in the capital structure of our company and/or our subsidiaries; (3) recommending to our board of directors the engagement of or, if approval is not otherwise required, engaging agents, consultants or other third party service providers on behalf of us and our subsidiaries, including accountants, lawyers or experts; (4) managing or overseeing litigation, administrative or regulatory proceedings, investigations or any other reviews of our and/or our subsidiaries business, subject to the approval of our board of directors to the extent necessary in connection with the settlement, compromise, consent to the entry of an order or judgment or other agreement resolving any of the foregoing; (5) recommending to our board of directors the payment of dividends or other distributions on the equity interests of us; (6) attending to the timely calculation and payment of taxes payable, and the filing of all taxes return due, by us and our subsidiaries; and (7) making loans to, or arranging loans on behalf of, entities in which we or any of our subsidiaries have an equity or debt investment.

We will compensate the Manager for its services provided pursuant to the MSA on a quarterly basis with a management fee calculated as follows: the product of (i) 0.375%, multiplied by (ii) our Adjusted Net Assets (as defined in the MSA). The Manager may also earn an incentive fee based on our financial performance pursuant to a separate agreement to be entered into by our company and the Manager that is approved by our board of directors and separately approved by a majority of the independent directors of our board. The Manager and our company and our board of directors agree to use their respective best efforts to enter into an agreement within 180 days after the Closing of the Business Combination to provide for the payment of a mutually agreeable incentive fee. We shall pay all of our own expenses and reimburse the Manager for certain documented expenses incurred by the Manager on our and our subsidiaries’ behalf during the term of the MSA. We must indemnify the Manager from all losses incurred arising out of any breach of the agreement or services provided thereunder, subject to certain exceptions.

During the term of the MSA, the Manager is permitted to provide services, including services similar to the services described above, to other Persons (as defined in the MSA). The Manager is not prohibited from investing in or assisting a business competitive with our company. Additionally, the Manager need not present business opportunities to our company.

The MSA further requires us to maintain a board consisting of a majority of independent directors.

The MSA became effective upon consummation of the Business Combination and continues in operation, unless terminated in accordance with the terms of the MSA, until the fifth (5th) anniversary of the Closing of the Business Combination (the “Initial Term”). After the Initial Term, the MSA shall be deemed renewed automatically for additional successive five-year periods (each, an “Automatic Renewal Term”) unless otherwise terminated.

The MSA provides that the Manager may resign and terminate the MSA at any time with at least 180 days’ prior written notice to us of the Manager’s intention to terminate the MSA, which right shall not be contingent upon the finding of a replacement manager. However, if the Manager resigns, the Manager shall, upon request of our board of directors, use reasonable efforts to assist our board of directors to find a replacement manager at no cost or expense to us.

Additionally, the MSA is subject to termination by (i) our board of directors at any time, if it is found that the Manager materially breached the terms of the MSA and such breach continued unremedied for sixty (60) days after the Manager received written notice from us setting forth the terms of such breach, (ii) at any time if (A) there if a finding that the manager (x) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the MSA or (y) engaged in fraudulent or dishonest acts in connection with the business operations of us, and (B) at least seventy-five percent (75%) of our board of directors votes to terminate the MSA, (iii) at the expiration of the Initial Term or any Automatic Renewal Term with written notice to the Manager at least 180 days before the applicable expiration as approved in advance by a majority of the independent directors of our board voting in favor of providing that notice and terminating the MSA; or (iv) at any time if (A) at least seventy-five percent (75%) of our board votes to terminate the MSA and (B) the holders of at least seventy-five percent of the then outstanding shares of our common stock vote in favor of terminating the MSA.

Indemnification of Directors and Officers

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

There is no pending litigation or proceeding naming any of MAC’s or DePalma’s respective directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Director Independence

Our board of directors has undertaken a review of the independence of each director and considered whether each director of the Company has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determine that Harvey Golub and Frederick C. Herbst each be considered “independent directors” as defined under the listing requirements and the Nasdaq rules and the applicable rules of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees of CBIZ CPAs, P.C., our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
Fee Category	2024	2023
Audit Fees(1)	$18	$18
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$18	$18

(1)	Audit fees for the fiscal years ended December 31, 2024 and 2023 for professional services provided for the audit of New MAC’s consolidated financial statements.

Audit Committee Pre-Approval Policy and Procedures

The audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage the independent auditor to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by the independent auditor has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The audit committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the audit committee may review and generally pre-approve the services (and related fee levels or budgeted amounts) that may be provided by the independent auditor without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-63 attached hereto and are filed as part of this Annual Report on Form 10-K.

Index to Consolidated Financial Statements

Page
Marblegate Capital Corporation	F-1

Audited Consolidated Financial Statements of Marblegate Capital Corporation as of December 31, 2024 and 2023 and for the year ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Deficit	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

DePalma Acquisition I LLC	F-13

Audited Consolidated Financial Statements of DePalma Acquisition I LLC as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm	F-14 – F-15
Consolidated Balance Sheets	F-16
Consolidated Statements of Operations	F-17
Consolidated Statements of Changes in Members’ Capital	F-18
Consolidated Statements of Cash Flows	F-19
Notes to Consolidated Financial Statements	F-20

DePalma Acquisition II LLC	F-34

Audited Consolidated Financial Statements of DePalma Acquisition II LLC as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm	F-35 – F-36
Consolidated Balance Sheets	F-37
Consolidated Statements of Operations	F-38
Consolidated Statements of Changes in Members’ Capital	F-39
Consolidated Statements of Cash Flows	F-40
Notes to Consolidated Financial Statements	F-41

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit	Description

2.1†#‡	Business Combination Agreement, dated February 14, 2023, by and among Marblegate Acquisition Corp., Marblegate Asset Management, LLC, Marblegate Capital Corporation, MAC Merger Sub, Inc., DePalma Acquisition I LLC and DePalma Acquisition II LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed with the SEC on February 7, 2025).

2.2*	Waiver to the Business Combination Agreement, dated April 5, 2025, by and among Marblegate Acquisition Corp., Marblegate Asset Management, LLC, Marblegate Capital Corporation, MAC Merger Sub, Inc., DePalma Acquisition I LLC and DePalma Acquisition II LLC.

3.1*	Amended and Restated Certificate of Incorporation of Marblegate Capital Corporation.

3.2*	Amended and Restated Bylaws of Marblegate Capital Corporation.

4.1*	Specimen Common Stock Certificate of Marblegate Capital Corporation.

4.2*	Specimen Warrant Certificate of Marblegate Capital Corporation.

4.3	Warrant Agreement, dated September 30, 2021, by and between Continental Stock Transfer & Trust Company and Marblegate Acquisition Corp. (incorporated by reference to Exhibit 4.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

4.4*	Warrant Assumption Agreement, dated April 7, 2025, by and among Marblegate Acquisition Corp., Marblegate Capital Corporation, and Continental Stock Transfer & Trust Company, as warrant agent.

4.5*	Description of Capital Stock.

10.1	Letter Agreement, dated September 30, 2021, by and among Marblegate Acquisition Corp., its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.2	Promissory Note, dated June 30, 2022, issued to Marblegate Special Opportunity Master Fund, L.P. (incorporated by reference to Exhibit 99.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 7, 2022).

10.3	Promissory Note, dated February 13, 2023, issued to Marblegate Special Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 99.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 17, 2023).

10.4	Promissory Note, dated July 20, 2023, issued to Marblegate Special Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 21, 2023).

10.5	Promissory Note, dated December 21, 2023, issued to Marblegate Special Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 22, 2023).

10.6	Promissory Note, dated July 18, 2024, issued to Marblegate Special Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 19, 2024).

10.7	Promissory Note, dated October 22, 2024, issued to Marblegate Special Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 28, 2024).

10.8	Promissory Note, dated January 17, 2025, issued to Marblegate Special Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on January 22, 2025).

Exhibit	Description

10.9	Investment Management Trust Agreement, dated September 30, 2021, by and between Marblegate Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.10	Registration Rights Agreement, dated September 30, 2021, by and among Marblegate Acquisition Corp., the Sponsor and certain other security holders. (incorporated by reference to Exhibit 10.3 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.11	Administrative Support Agreement, dated September 30, 2021, by and between Marblegate Acquisition Corp. and the Sponsor. (incorporated by reference to Exhibit 10.4 to the Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.12	Unit Subscription Agreement, dated September 30, 2021, by and between Marblegate Acquisition Corp. and the Sponsor. (incorporated by reference to Exhibit 10.5 to the Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.13	Unit Subscription Agreement, dated September 30, 2021, by and between Marblegate Acquisition Corp. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.6 to Marblegate Acquisition Corp’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

10.14*	Form of Indemnity Agreement.

10.15	Form of Investment Agreement by and among Marblegate Acquisition Corp., Marblegate Acquisition LLC and the anchor investors (9.9%) (incorporated by reference to Exhibit 10.10 to Marblegate Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on September 9, 2021).

10.16	Form of Investment Agreement by and among Marblegate Acquisition Corp. Marblegate Acquisition LLC and the anchor investors (4.9%) (incorporated by reference to Exhibit 10.11 to Marblegate Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on September 9, 2021).

10.17	Form of Investment Agreement by and among Marblegate Acquisition Corp., Marblegate Acquisition LLC and the anchor investors (2.5%) (incorporated by reference to Exhibit 10.12 to Marblegate Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on September 9, 2021).

10.18	Sponsor Support Agreement, dated as of February 14, 2023 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed with the SEC on February 7, 2025).

10.19*	Registration Rights Agreement, dated as of April 7, 2025, by and among Marblegate Capital Corporation, Marblegate Acquisition LLC, and the parties listed on the signature page thereto.

10.20*+	Management Services Agreement, dated April 7, 2025, by and between Marblegate Capital Corporation and Marblegate Asset Management, LLC.

14.1*	Code of Conduct and Ethics of Marblegate Capital Corporation.

19.1*	Insider trading policies and procedures.

21.1*	List of subsidiaries of Marblegate Capital Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit	Description

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation.

#

Certain exhibits to this Exhibit Index have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

†

Certain of the exhibits and schedules to this Exhibit Index have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

‡

Certain confidential information contained in this Exhibit has been omitted because it is both (i) information that the registrant customarily and actually treats as private or confidential and (ii) not material

+	Indicates a management contract of compensatory plan.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marblegate Capital Corporation

Date: April 7, 2025	By:	/s/ Andrew Milgram
Andrew Milgram
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Milgram Andrew Milgram	Chief Executive Officer and Director (principal executive officer)	April 7, 2025

/s/ Jeffrey Kravetz Jeffrey Kravetz	Chief Financial Officer (principal financial officer and principal accounting officer)	April 7, 2025

/s/ Sarah E. Feinberg Sarah E. Feinberg	Director	April 7, 2025

/s/ Harvey Golub Harvey Golub	Director	April 7, 2025

/s/ Frederick C. Herbst Frederick C. Herbst	Director	April 7, 2025

Marblegate Capital Corporation

As of and For the Year Ended December 31, 2024 and For the Period From

February 2, 2023 (Inception) to December 31, 2023

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023	F-4
Consolidated Statements of Change in Stockholders’ Deficit for the Year Ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Marblegate Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marblegate Capital Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2024 and for the period from February 2, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from February 2, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of the business combination and the Company’s cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The business combination has a termination date of April 7, 2025. There is no assurance that the Company will be able to close the business combination by April 7, 2025. If the Company does not complete a business combination by April 7, 2025, it will be required to liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2024.

Los Angeles, CA

April 4, 2025

Marblegate Capital Corporation

Consolidated Balance Sheets

	December 31,
	2024	2023
Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Liabilities:
Accrued expenses	$45,522	$17,197
Due to related party	16,000	—

Total liabilities	61,522	17,197

Commitments and Contingencies (Note 5)
Stockholders’ Deficit
1,000 shares of Common Stock authorized, $0.001 par value; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Accumulated deficit	(61,522)	(17,197)

Total stockholders’ deficit	(61,522)	(17,197)

Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Operations

	For the Year Ended December 31, 2024	For the Period February 2, 2023 (Inception) to December 31, 2023
General and administrative expenses	$44,325	$17,197

Loss from operations	(44,325)	(17,197)

Net loss	$(44,325)	$(17,197)

Net loss per common stock, basic and diluted	$—	$—

Weighted — Average shares outstanding, basic and diluted	—	—

See accompanying notes to consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Change in Stockholders’ Deficit

	Common Stock
	Shares	Amount	Accumulated Deficit	Stockholders’ Deficit
Balance — February 2, 2023 (Inception)	—	$—	$—	$—
Net loss	—	—	(17,197)	(17,197)

Balance — December 31, 2023	—	—	(17,197)	(17,197)

Net loss	—	—	(44,325)	(44,325)

Balance — December 31, 2024	—	$—	$(61,522)	$(61,522)

See accompanying notes to consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2024	For the period February 2, 2023 (Inception) to December 31, 2023
Cash flows from operating activities:
Net loss	$(44,325)	$(17,197)
Changes in operating assets and liabilities:
Due to related party	16,000	—
Accrued expenses	28,325	17,197

Net cash used in operating activities	—	—

Net change in cash	—	—
Cash — beginning of the period	—	—

Cash — end of the period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest, net amounts capitalized	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

Marblegate Capital Corporation

Notes to Consolidated Financial Statements

For the year ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023

1. Description of Organization and Business Operations

Marblegate Capital Corporation (the “Company” or “New MAC”) is a Delaware corporation, formed by Marblegate Acquisition Corporation (“MAC” or “Parent”) on February 2, 2023 (inception) to be the surviving company in connection with a contemplated business combination (as defined below). The Company has no prior operating activities.

MAC Merger Sub, Inc. (“Merger Sub”) is a newly-formed Delaware corporation formed on February 6, 2023, and a wholly owned subsidiary of New MAC. The Merger Sub was formed solely for the purpose of effectuating a contemplated business combination (as defined below) and it does not own any material assets or conduct any business activities other than activities incidental to effectuating the business combination.

Business Combination Agreement

On February 14, 2023, New MAC and Merger Sub entered into a business combination agreement (the “BCA”) with MAC, Marblegate Asset Management, LLC, DePalma Acquisition I LLC (“DePalma I”), and DePalma Acquisition II LLC (“DePalma II” and together, with DePalma I, the “DePalma Companies”), pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that will result in New MAC becoming a public company (the “Business Combination”). Under the BCA, the aggregate consideration payable to the DePalma Companies at the closing of the Business Combination is based on a valuation of the DePalma Companies of approximately $750 million plus minimum cash anticipated to be required at closing for working capital purposes. The closing of the Business Combination is subject to the satisfaction or waiver of certain conditions defined in the BCA, including, among others, approval by MAC shareholders and the Nasdaq Stock Market’s approval for listing the New MAC Common Stock to be issued in connection with the Business Combination. As of December 31, 2024, the Business Combination has not been closed. See Note 5 and Note 7 for additional information.

Going Concern

As of December 31, 2024, the Company had no cash. The Company has incurred losses and negative cash flows from operations for the year ended December 31, 2024 and has an accumulated deficit of $61,522 at December 31, 2024. New MAC is a non-revenue generating holding company which was solely created to be the surviving company in connection with the BCA. The Parent has until April 7, 2025, as amended, to consummate a business combination. If the Parent is unable to complete the initial business combination by April 7, 2025, the Parent will be forced to cease operations and liquidate.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. If the Parent is unable to raise additional funds to alleviate liquidity needs as well as complete a business combination by April 7, 2025 to consummate a business combination, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company intends to complete a business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 7, 2025.

Marblegate Capital Corporation

Notes to Consolidated Financial Statements

For the year ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of Marblegate Capital Corporation and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in the consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

Consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Marblegate Capital Corporation

Notes to Consolidated Financial Statements

For the year ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023

Fair Value Measurement

The Company applies Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Under U.S. GAAP, a fair value hierarchy is implemented for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The carrying amounts of the Company’s assets and liabilities reflected in the Consolidated Balance Sheets approximate fair value due to their short-term nature.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities and in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2024 and for the period from February 2, 2023 (inception) to December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision was deemed to be de

Marblegate Capital Corporation

Notes to Consolidated Financial Statements

For the year ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023 minimis for the year ended December 31, 2024 and for the period from February 2, 2023 (inception) to December 31, 2023.

Net Loss Per Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the year ended December 31, 2024 and for the period from February 2, 2023 (inception) to December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic loss per common stock for the periods presented.

Accounting Standards Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this new guidance and has determined this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Stockholders’ Deficit

The Company is authorized to issue 1,000 shares of common stock, with a par value of $0.001 per share (the “Common Stock”). As of December 31, 2024 and 2023, there were no shares of Common Stock issued and outstanding.

Marblegate Capital Corporation

Notes to Consolidated Financial Statements

For the year ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023

4. Related Party Transactions

The DePalma Companies provide advances for the Company’s operating and registration costs that are later reimbursed to the DePalma Companies. As of December 31, 2024 and 2023, the Company had a balance of $16,000 and $0, respectively, due to the DePalma Companies which is included in due to related party on the consolidated balance sheets.

5. Commitments and Contingencies

Business Combination Agreement

On February 14, 2023, New MAC, entered into a business combination agreement with MAC, Marblegate Asset Management, and the DePalma Companies, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that will result in New MAC becoming a public company.

Pursuant to the BCA, among other things:

i.

Immediately prior to the consummation of the transactions contemplated by the BCA, New MAC and the DePalma Companies will effect a series of reorganization transactions, resulting in New MAC becoming the majority owner of the DePalma Companies (the “Pre-Closing Transactions”); and

ii.

Merger Sub will merge with and into MAC (the “Merger”), with MAC surviving the Merger as a wholly-owned subsidiary of New MAC, in accordance with the terms and subject to the conditions of the BCA; and

iii.

Upon the effectiveness of the DePalma Merger (the “Effective Time”), (x) each share of Class A common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the Company Per Share Consideration (as defined below); (y) each share of Class B common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the Company Per Share Consideration, and (z) each warrant of the Company outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive one warrant of New MAC, with New MAC assuming MAC’s obligations under the existing warrant agreement.

The aggregate consideration payable to DePalma at the closing of the DePalma Business Combination (the “Closing”) will be based on a valuation of DePalma of approximately $750,000,000 plus the Minimum Cash Amount. The per share consideration allocable to each share of MAC common stock (the “Company Per Share Consideration”) is the number of shares of New MAC Common Stock, rounded up to the nearest whole share, equal to the quotient obtained by dividing (i) the product obtained by multiplying (A) the Company Exchange Ratio by (B) the Aggregate New MAC Capitalization, by (ii) the total number of shares of MAC common stock outstanding immediately prior to the Effective Time and after giving effect to any redemptions of shares of MAC common stock.

6. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Company’s Chief Executive Officer is the Company’s CODM.

Marblegate Capital Corporation

Notes to Consolidated Financial Statements

For the year ended December 31, 2024 and for the period from February 2, 2023 (Inception) to December 31, 2023

The Company is non-revenue generating formed solely for the purpose of effectuating a contemplated business combination. The CODM views the Company’s operations and manages expenses incurred on a consolidated basis. Accordingly, the Company has a single reporting segment. The CODM assesses performance of the reportable segment and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations as consolidated net loss. The Company does not have intra-entity transfers.

7. Subsequent Events

The Company has evaluated subsequent events through April 4, 2025, the date these consolidated financial statements were issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

The Business Combination received the requisite stockholder approval on March 25, 2025, and is expected to close on or about April 7, 2025, following the fulfillment or waiver of other customary closing conditions.

DePalma Acquisition I LLC

Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of DePalma Acquisition I LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DePalma Acquisition I LLC (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, and cash flows, for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans held for investment, at fair value—Refer to Notes 2, 3 and 4 to the financial statements

Critical Audit Matter Description

The Company holds loans collateralized by taxi medallions classified as Loans held for investment, at fair value. The determination of fair value by the Company included income and market approaches which use significant unobservable inputs, developed with the assistance of a third-party valuation specialist.

We identified Loans held for investment, at fair value, as a critical audit matter because of the significant unobservable inputs that management used to estimate the fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to audit and evaluate these inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Loans held for investment, at fair value, included the following, among others:

•

We obtained an understanding of the Company’s process for determining the fair value for Loans held for investment, at fair value, including the Company’s use of a third-party valuation specialist to develop the fair value measurement and evaluated whether the unobservable inputs used were appropriate in the context of accounting principles generally accepted in the United States of America.

•

We evaluated the design and implementation of relevant controls over management’s valuation of Loans held for investment, including those related to valuation techniques and significant unobservable inputs.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value estimates by evaluating whether the methods, data, and assumptions used, and the judgments applied were representative of industry conditions by comparison to market data.

•	We developed independent valuation estimates, using externally sourced inputs, and compared such estimates to the Company’s recorded value.

/s/ Deloitte & Touche LLP

New York, New York

March 27, 2025

We have served as the Company’s auditor since 2023.

DePalma Acquisition I LLC

Consolidated Balance Sheets

(Stated in United States Dollars)

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$2,364,279	$35,735,250
Interest receivable	1,183,075	1,047,144
Due from related party	16,000	—

Total current assets	3,563,354	36,782,394
Loans held for investment, at fair value	278,571,140	334,353,100

Total assets	$282,134,494	$371,135,494

Liabilities:
Current liabilities:
Service fee payable	$1,181,227	$1,500,000
Loan payments received in advance	72,849	301,042
Accrued professional fees	608,421	659,424
Accrued expenses and other current liabilities	124,730	156,945

Total liabilities	1,987,227	2,617,411

Commitments and contingencies (See Note 2)

Total members’ capital (537,003,295 Units outstanding)	280,147,267	368,518,083

Total liabilities and members’ capital	$282,134,494	$371,135,494

See accompanying notes to consolidated financial statements.

DePalma Acquisition I LLC

Consolidated Statements of Operations

(Stated in United States Dollars)

	For the Years Ended December 31,
	2024	2023
Revenue:
Interest income	$14,672,363	$15,185,722
Other revenue	5,788,139	5,011,847

Total revenue	20,460,502	20,197,569

Operating expenses:
Service fee expense	4,450,000	4,539,920
Professional fees	4,581,954	6,123,739
General and administrative	201,968	255,552

Total operating expenses	9,233,922	10,919,211

Income from operations	11,226,580	9,278,358

Other income:
Gains on loans held for investment, net	3,167,604	36,398,198

Total other income	3,167,604	36,398,198

Net income	$14,394,184	$45,676,556

Earnings per unit — basic and diluted	$0.03	$0.09

Weighted average units outstanding — basic and diluted	537,003,295	537,003,295

See accompanying notes to consolidated financial statements.

DePalma Acquisition I LLC

Consolidated Statements of Changes in Members’ Capital

(Stated in United States Dollars)

	Total Members’ Capital
	Units	Amount
Balance, January 1, 2023	537,003,295	$495,921,677
Net income	—	45,676,556
Capital contributions — related parties (See Note 7)	—	1,750,000
Capital distributions — related parties (See Note 7)	—	(174,830,150)

Balance, December 31, 2023	537,003,295	$368,518,083
Net income	—	14,394,184
Capital contributions — related parties (See Note 7)	—	4,025,000
Capital distributions — related parties (See Note 7)	—	(106,790,000)

Balance, December 31, 2024	537,003,295	$280,147,267

See accompanying notes to consolidated financial statements.

DePalma Acquisition I LLC

Consolidated Statements of Cash Flows

(Stated in United States Dollars)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$14,394,184	$45,676,556
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on loans held for investment, net	(3,167,604)	(36,398,198)
Changes in operating assets and liabilities:
Interest receivable	(135,931)	(555,840)
Due from related party (See Note 7)	(16,000)	—
Service fee payable	(318,773)	208,383
Loan payments received in advance	(228,193)	(1,651,991)
Accrued professional fees	(51,003)	381,793
Accrued expenses and other liabilities	(32,215)	115,800

Net cash provided by operating activities	10,444,465	7,776,503

Cash flows from investing activities:
Loan repayments	16,659,564	58,143,744
Purchases of Non-MRP+ loans	(2,825,000)	—

Net cash provided by investing activities	13,834,564	58,143,744

Cash flows from financing activities:
Capital distributions to Members-related parties (See Note 7)	(57,650,000)	(44,450,000)

Net cash used in financing activities	(57,650,000)	(44,450,000)

Net (decrease) increase in cash and cash equivalents	(33,370,971)	21,470,247
Cash and cash equivalents, at beginning of year	35,735,250	14,265,003

Cash and cash equivalents, at end of year	$2,364,279	$35,735,250

Supplemental disclosure of non-cash financing activities:
In-kind distribution and sale to related parties (See Note 7)	$49,140,000	$130,380,150

In-kind contribution and purchase from related parties (See Note 7)	$4,025,000	$1,750,000

See accompanying notes to consolidated financial statements.

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

1. Organization

DePalma Acquisition I LLC (“DePalma”) is a Delaware limited liability company which was formed on February 23, 2018 and commenced operations on March 29, 2018. DePalma has investments in DePalma Acquisition I Grantor Trust and DePalma Acquisition I Grantor Trust II (together, the “Trusts”), which are wholly owned, and established to issue certificates to their holders, to acquire certain assets, primarily loans secured by taxi medallions, to enter into certain contracts in connection therewith, and to engage in those activities that are necessary, suitable or convenient to accomplish the foregoing. The financial position and results of operations of the Trusts have been consolidated with those of DePalma. The objective of DePalma is to achieve superior risk-adjusted returns through investing all of its assets in opportunistic investments in the taxi industry, including but not limited to, loans secured by taxi medallions.

The performance of the portfolio taxi medallion loans may be impacted by external factors including, but not limited to, general macroeconomic conditions, the state of the taxi industry, governmental initiatives and so forth.

On March 9, 2021, the City of New York announced the Medallion Relief Program (“MRP”) to assist economically distressed individual taxi medallion owners. The purpose of the MRP is to support the recovery of the taxi industry in the City of New York and return taxis to service by providing relief to owners of taxi medallions who are currently unable to make debt service payments on loans issued by participating lenders, and incurred to purchase such medallions. The MRP helps eligible medallion owners restructure their outstanding debt to more sustainable levels on more favorable terms. The MRP allocated $65 million in federal grant money from the American Rescue Plan Act of 2021 to provide a $20,000 per medallion principal reduction payment and up to $9,000 in monthly debt relief payments in connection with the restructuring of taxi medallion loans to reduce principal balances and lower monthly payments for taxi medallion owners.

On November 3, 2021, the City of New York further reached an agreement with the New York Taxi Workers Alliance (“TWA”), a labor union representing taxi drivers, and Marblegate Asset Management, LLC, to supplement the MRP with a NYC-funded deficiency credit support mechanism (the “Reserve Fund”) to achieve greater principal reduction and lower monthly payments for taxi medallion loans that were restructured through the MRP, and to permit restructuring of additional medallion loans. On March 17, 2022, the New York City Taxi and Limousine Commission (the “TLC”) adopted rules establishing the eligibility criteria for applying for supplemental loan deficiency credit support through the Medallion Relief Program+ (“MRP+”).

As a result of the MRP+, the City of New York has appropriated a total of $115 million in funding to implement the MRP, including (i) $65 million to be utilized to provide upfront principal reduction payments equal to $30,000 per medallion to lenders as part of each restructuring transaction and (ii) $50 million to fund the Reserve Fund. The Reserve Fund also serves to both make loan payments for a period of time to participating lenders following the occurrence of a payment default by a participating borrower, as well as to satisfy any deficiency realized upon foreclosure of medallion collateral.

DePalma became a participating lender in the MRP+ program in 2021 and correspondingly, restructured medallion loans for eligible borrowers. Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more will be reduced to an initial principal balance of $200,000, and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less will have a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

medallion loan exceed $170,000 per medallion. Further, MRP+ loans have a maturity date of 25 years from the date of restructuring, accrue interest at an annual rate of 7.3%, and require fixed monthly payments.

Pursuant to the Third Amended and Restated Limited Liability Company Agreement dated July 1, 2020 (the “LLC Agreement”), DePalma issued one class of equity units to its members in consideration for their cash contributions. DePalma’s members consist of Marblegate Tactical Master Fund I, L.P., a Delaware limited partnership, Marblegate Special Opportunities Master Fund, L.P., a Cayman Islands exempted limited partnership, Marblegate Strategic Opportunities Master Fund I, LP, a Delaware limited partnership, Marblegate Partners Master Fund I, L.P., a Cayman Islands exempted limited partnership, Marblegate Tactical III Master Fund I, LP, a Cayman Islands exempted limited partnership and Marblegate Cobblestone Master Fund I, LP, a Delaware limited partnership (collectively, the “Members”). DePalma is managed by its Members, each of which is managed by Marblegate Asset Management, LLC, a Delaware limited liability company (the “Investment Manager”).

The Members, by the affirmative vote of 100% of the Member Units, have full and complete authority, power, and discretion to manage and control the business, affairs and properties of DePalma, make all decisions regarding those matters and perform any and all other acts or activities customary to the management of DePalma’s business. The Members have limited liability and are managed and controlled by the Investment Manager and affiliates thereof, and none of the limited partners of the Members participate in the management of their respective partnerships.

As of December 31, 2024 and 2023, Marblegate Special Opportunities Master Fund, L.P., Marblegate Strategic Opportunities Master Fund, LP, Marblegate Partners Master Fund I, L.P., Marblegate Tactical Master Fund I, L.P., Marblegate Cobblestone Master Fund I, LP, and Marblegate Tactical III Master Fund I, L.P. owned 12.87%, 18.35%, 5.25%, 16.28%, 12.74%, and 34.51%, respectively, of DePalma.

Pursuant to the LLC Agreement, all capital distributions made to the Members are made in proportion to the Members’ respective Units.

Field Point Servicing, LLC (the “Loan Servicer” or “Field Point”) is a third-party loan servicer for all of the loans held by DePalma and the Trusts.

SS&C Financial Services LLC is a third-party administrator to DePalma that performs certain middle-office and/or back-office support activities.

Business Combination Agreement

On February 14, 2023, DePalma and DePalma Acquisition II LLC (“DePalma II” and together, with DePalma, the “DePalma Companies”), entered into a business combination agreement (the “BCA”) with Marblegate Acquisition Corp. (“MAC”), a Delaware corporation, Marblegate Asset Management, LLC, Marblegate Capital Corporation (“New MAC”), a Delaware corporation, and MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on the Nasdaq Global Market (the “Business Combination”). Under the BCA, the aggregate consideration payable to the DePalma Companies at the closing of the Business Combination is based on a valuation of the DePalma Companies of approximately $750 million plus minimum cash anticipated to be

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

required at closing for working capital purposes. The closing of the Business Combination is subject to the satisfaction or waiver of certain conditions defined in the BCA, including, among others, approval by MAC shareholders and the Nasdaq Stock Market’s approval for listing the New MAC Common Stock to be issued in connection with the Business Combination. As of December 31, 2024, the BCA has not been closed.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are stated in United States Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of DePalma and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

The following is a summary of the significant accounting policies followed by DePalma in the preparation of its consolidated financial statements.

Use of Estimates

Financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. DePalma’s significant estimates and assumptions include estimation of the fair value of loans held for investment. Actual results could differ from these estimates.

Reclassifications

Certain amounts have been reclassified to conform with current presentation. Both the prior and current presentation of these amounts are in accordance with U.S. GAAP. These reclassifications include reflecting the line item gains on loans held for investment, net in lieu of separate line items for realized gains (losses) on loans held for investment, net and change in fair value of loans to conform with the current period presentation on the Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and the notes to these consolidated financial statements. These reclassifications had no impact on DePalma’s financial condition, results of operations, or cash flows.

Cash and Cash Equivalents

DePalma considers money market accounts and highly liquid investments with an original maturity of three months or less to be cash equivalents. DePalma’s cash and cash equivalents are held by major financial institutions, for which accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal entity. At times, cash and cash equivalents balances may exceed federally insured limits, and this potentially subjects DePalma to concentration of credit risk. DePalma has not experienced any losses in such accounts. Furthermore, DePalma reduces risk by maintaining accounts with high quality financial institutions that management believes are creditworthy, and by monitoring this credit risk and adjusting when necessary.

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Loan Payments Received in Advance

Under the MRP+, eligible borrowers reduced their loan balances as described in Note 1. Payments received for loans that were not restructured as of December 31, 2024 were considered to be received in advance as payment was not yet due on the restructured loan contract. These are shown in loan payments received in advance on the Consolidated Balance Sheets.

Loans Held for Investment, at Fair Value

DePalma holds loans for investment that are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. In certain instances, DePalma may take other forms of collateral in addition to taxi medallions, such as commercial and residential real estate. DePalma has elected the fair value option and measures these collateralized loans at fair value with changes in fair value recorded in the Consolidated Statements of Operations in the period of the change. DePalma made this accounting election upon adopting Accounting Standards Codification (“ASC”) 825 to better align reported results with the underlying economic changes in the value of the loans on the Consolidated Balance Sheets. After the initial adoption, the election is made at the acquisition of an eligible financial asset or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

DePalma recognizes gains and losses upon sale, or foreclosure, of loans held for investment, at fair value. Gains and losses on loans held for investment, at fair value are recorded within gains on loans held for investment, net in the Consolidated Statements of Operations and reported as both the difference between the sale proceeds and the carrying value of a loan, and a loan entering the MRP+ program as a result of the restructuring of the loan’s principal. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. Prior period changes in fair value have been included in the carrying value of such loans up until foreclosure. Changes in fair value of loans are reported within gains on loans held for investment, net on the Consolidated Statements of Operations.

Interest income is generally recorded on the accrual basis. Interest income on non-accrual loans is recognized within interest income when cash is received. Interest income previously accrued but not paid on loans that have been placed on non-accrual status is reversed.

Taxi medallion loans are placed on non-accrual status when there is doubt as to the collectibility of interest or principal, unless management has determined that they are both well-secured and in the process of collection. Generally, loans are placed on non-accrual status when they are greater than 30 days past due.

A loan is considered to be non-performing, when based on current information and events, it is likely that DePalma will be unable to collect all amounts due according to the contractual terms of the original loan agreement. If the medallion collateral is foreclosed on, DePalma recognizes the collateral at its fair value less foreclosures related costs, and the collateral is distributed out to the Members.

Other revenue in the Consolidated Statements of Operations is primarily comprised of the restructuring fee paid by borrowers as part of the MRP+ program in accordance with the promissory note, loan and security agreement executed between DePalma and the borrower when a loan enters the MRP+ program. Also included in other revenue are payments received from the Reserve Fund on behalf of borrowers, fees received in connection with non-MRP+ restructurings and settlements, and the resolution of certain litigation and bankruptcy proceedings. Other revenue is recognized when cash is received based on the non-performing nature of loans being restructured.

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Under the MRP+ program, an eligible medallion loan with a principal balance of more than $200,000 will be restructured to reduce the outstanding principal balance to $200,000, and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment from the Reserve Fund). The reduction in the outstanding principal balance to the restructured principal balance is recorded as a writedown of principal in which no cash is received, at which time a loss is recorded based on the reduction in principal balance.

Loan Servicing Fees

DePalma pays a servicing fee to Field Point, under a loan servicing agreement. Fees paid during the years ended December 31, 2024 and 2023 amounted to $4,450,000 and $4,539,920, respectively, and are included in the Consolidated Statements of Operations as service fee expense.

Earnings per Unit

Basic earnings per unit is computed by dividing net income by the weighted average number of units outstanding. There were no dilutive securities for the years ended December 31, 2024 and 2023.

The following table sets forth the computation of basic and diluted earnings per unit:

	For the Years Ended December 31,
	2024	2023
Net income	$14,394,184	$45,676,556

Weighted average units outstanding — basic and diluted	537,003,295	537,003,295

Earnings per unit — basic and diluted	$0.03	$0.09

Income Taxes

DePalma is treated as a partnership for U.S. tax purposes and therefore is not subject to federal, state, or local income taxes. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying consolidated financial statements. DePalma applies the provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for and reporting of income tax uncertainties, and requires additional disclosures related to uncertain income tax positions. ASC 740 requires that DePalma determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, DePalma presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. DePalma classifies interest and penalties associated with uncertain tax positions, if any, within income tax expense. DePalma is subject to other state and local tax in New York. As of December 31, 2024, the earliest year DePalma remains subject to examination by the Internal Revenue Service is for tax year December 31, 2021.

In accordance with provisions set forth in ASC 740, DePalma has evaluated its tax positions, including interest and penalties, for all open tax years and concluded that the application of ASC 740 had no effect on its financial position, results of operations or cash flows. Based on DePalma’s analysis, no provision for income taxes is required as of December 31, 2024 and 2023.

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Commitments and Contingencies

As of December 31, 2024 and 2023, DePalma had no unfunded loan commitments. In the normal course of business, DePalma enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. DePalma’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against DePalma that have not yet occurred. However, based on experience, DePalma expects the risk of loss to be remote.

Accounting Standards Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. DePalma adopted ASU 2023-07 during the year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on the financial statement disclosures. See Note 5 for additional information.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, with early adoption permitted. DePalma is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

DePalma applies the provisions of ASC Topic 820, Fair Value Measurement (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Under U.S. GAAP, a fair value hierarchy is implemented for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of DePalma. Unobservable inputs reflect the Members’ own assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy gives the highest priority to unadjusted quoted prices in

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities and in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. In addition to using the above inputs in asset or liability valuations, DePalma continues to employ the valuation policy that is consistent with ASC 820.

The following table presents information about DePalma’s assets by levels within the valuation hierarchy. Refer to Note 4 for further detail on the industry and geographic concentration.

December 31, 2024	Level 1	Level 2	Level 3	Amount at Fair Value
Loans held for investment, at fair value
Private Loans:
MRP+ Loans	$—	$—	$201,105,936	$201,105,936
Non-MRP+ Loans	—	—	77,465,204	77,465,204

Total loans held for investment, at fair value	$—	$—	$278,571,140	$278,571,140

December 31, 2023	Level 1	Level 2	Level 3	Amount at Fair Value
Loans held for investment, at fair value
Private Loans:
MRP+ Loans	$—	$—	$211,294,011	$211,294,011
Non-MRP+ Loans	—	—	123,059,089	123,059,089

Total loans held for investment, at fair value	$—	$—	$334,353,100	$334,353,100

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs:

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2023	$221,563,000	$263,165,796
Transfers into MRP+ Program	22,683,568	(22,683,568)
Gains on loans held for investment, net	4,673,253	31,724,945
Loan repayments	(38,850,810)	(19,292,934)
In-kind contribution and purchase from related parties	1,750,000	—
In-kind distribution and sale to related parties	(525,000)	(129,855,150)

Balance as of December 31, 2023	$211,294,011	$123,059,089
Transfers into MRP+ Program	1,146,284	(1,146,284)
Gains on loans held for investment, net	(153,600)	3,321,204
Loan repayments	(6,280,759)	(10,378,805)
Purchases of Non-MRP+ loans	—	2,825,000
In-kind contribution and purchase from related parties	—	4,025,000
In-kind distribution and sale to related parties	(4,900,000)	(44,240,000)

Balance as of December 31, 2024	$201,105,936	$77,465,204

Net change in estimated fair value from Level 3 loans still held at December 31, 2024 and 2023, included in gains on loans held for investment, net on the Consolidated Statements of Operations, was a net decrease of $3,372,052 and net increase of $2,176,762, for the years ended December 31, 2024 and 2023, respectively.

With respect to instruments valued by management, the valuation techniques employed are an income approach reflecting a discounted cash flow analysis, and a market approach that includes market transactions.

The following table summarizes the valuation techniques and significant unobservable inputs used for DePalma’s assets that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024:

Loans held for investment, at fair value	Fair Value	Approach	Unobservable Input	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$201,105,936	Income Approach[1]	Discount Rate[2]	8.25%	8.25%	8.25%
Non-MRP+ Loans — NYC	60,995,794	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans — Other	16,469,410	Market Approach	Market Medallion Price	$10,000	$12,000	$10,735

Total	$278,571,140

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

[1]	Used to value MRP+ loan cash flows.
[2]

The discount rate is utilized to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, DePalma considers the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program.

[3]

The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $30,000 to $200,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of December 31, 2024, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.

[4]

New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the Market Medallion Price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by DePalma.

[5]	Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The following table summarizes the valuation techniques and significant unobservable inputs used for DePalma’s assets that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023:

Loans held for investment, at fair value	Fair Value	Approach	Unobservable Input	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$211,294,011	Income Approach[1]	Discount Rate[2]	8.75%	8.75%	8.75%
Non-MRP+ Loans — NYC	101,547,979	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans — Other	21,511,110	Market Approach	Market Medallion Price	$12,000	$12,500	$12,350

Total	$334,353,100

[1]	Used to value MRP+ loan cash flows.
[2]

The discount rate is applied to the unpaid principal balance as restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, DePalma considers the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program.

[3]

The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $176,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $40,000 to $200,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of December 31, 2023, these loans are determined to have a fair value equal to par.

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
[4]

New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the Market Medallion Price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by DePalma.

[5]	Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The value of the underlying collateral and thus, the portfolio of loans may be impacted by multiple factors including, but not limited to, general macroeconomic conditions and state of the taxi industry, loan restructurings, governmental initiatives, and medallion transfers. Without a readily ascertainable market value, the estimated value of DePalma’s portfolio of loans held for investment, at fair value may differ significantly from the values that would be placed on the portfolio if a readily determinable market existed for the loans. The illiquidity of DePalma’s loan portfolio may adversely affect DePalma’s ability to dispose of loans at times when it may be advantageous for DePalma to liquidate such portfolio. In addition, if DePalma were required to liquidate some or all of the loans in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such loans. Changes in the various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. Significant increases or decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements than noted in the tables above.

There were no transfers in and out of Level 3 during any of the periods presented.

4. Loans Held for Investment, at Fair Value

As mentioned in Note 2, DePalma’s loan portfolio consists of loans that are collateralized primarily by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Total principal balance outstanding	$917,680,364	$990,997,104
Adjustment to reduce loans to fair value	(639,109,224)	(656,644,004)

Total loans held for investment, at fair value	$278,571,140	$334,353,100

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

The following table shows the major classifications of loans held for investment as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Loans held for investment, at fair value
MRP+ Loans (NYC):
Performing	$5,968,744	$146,645,310
Non-performing	195,137,192	64,648,701
Non-MRP+ Loans (NYC):
Performing	604,279	10,386,740
Non-performing	60,391,515	91,161,239
Non-MRP+ Loans (Other):
Performing	114,285	130,648
Non-performing	16,355,125	21,380,462

Total loans held for investment, at fair value	$278,571,140	$334,353,100

Total performing loans	$6,687,308	$157,162,698

Total non-performing loans	$271,883,832	$177,190,402

Non-performing loans are categorized as loans that are greater than 30 days past due, and therefore, placed on non-accrual status. The aggregate fair value and outstanding principal balances of taxi medallion loans that were non-performing were as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Total principal balance outstanding	$910,917,503	$824,129,380
Adjustment to reduce loans to fair value	(639,033,671)	(646,938,978)

Total non-performing loans, at fair value	$271,883,832	$177,190,402

5. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities which may recognize revenues and incur expenses for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. In accordance with ASC 280, Segment Reporting, DePalma’s CODM has been identified as the Chief Executive Officer. DePalma operates in one segment focused on investments in loans secured by taxi medallions, which primarily derives revenue through servicing the loans and generating interest income.

The CODM assesses financial condition and segment operating results to allocate resources and assess segment profitability consistent with its significant accounting policies and results presented within these consolidated financial statements, including net income on the Consolidated Statements of Operations and total assets on the

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Consolidated Balance Sheets. In addition, the CODM reviews significant expenses consisting of those reported on the Consolidated Statements of Operations.

6. Risk Management

In the ordinary course of business, DePalma manages a variety of risks, including market risk and liquidity risk. Market risk is the risk of potential adverse changes to the value of its loans because of changes in market conditions, such as interest and currency rate movements and volatility in commodity or security prices. Liquidity risk arises in the general funding of DePalma’s trading activities.

DePalma’s exposure to market risk may be due to many factors, including the movements in interest rates, market volatility, and security values underlying these loans. DePalma manages its exposure to market risk through its loan restructuring strategies and how it chooses to resolve loans with borrowers.

DePalma may have investments in loans and other interests acquired through both assignments and/or participations. As with other types of debt instruments, such interests involve the risk of loss in the case of default or insolvency of the borrower, particularly if the borrowing is unsecured. When purchasing loan participations, DePalma may also assume the credit risk associated with a bank or other financial intermediary administering principal and interest payments and crediting such to DePalma as the holder of the loan. Disposal of these loan interests may involve time consuming negotiations and expenses, and prompt sale at an acceptable price may be difficult. As of December 31, 2024 and 2023, all loans were owned on assignment.

Since the collateral consists primarily of taxi medallions (in addition to some real estate and personal guaranties), if the overall market for taxi services, income generated from operating medallions, and the value of taxi medallions decreases, this will adversely affect the value of the collateral securing the outstanding medallion loans. If taxi medallion values decline in the future, there is likely to be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. DePalma’s ability to recover on defaulted medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in future losses on defaulted medallion loans that could have an effect on DePalma’s business. If DePalma is required to liquidate all or a portion of the medallion loans quickly, DePalma could realize less than the value at which DePalma had previously recorded such loans.

DePalma relies heavily on third-party service providers to perform certain functions essential to its operations, including most of the day-to-day servicing of the taxi medallion loans. Any disruption to DePalma’s service providers’ business operations, resulting from business failures, financial instability, or operational problems could have a material adverse effect on DePalma’s business, financial condition and results of operations. In addition, if DePalma does not effectively develop and manage its outsourcing strategies, there could be a material adverse effect on DePalma’s business, financial condition and results of operations.

7. Related Party Transactions

DePalma II, an entity under the same ownership that operates alongside DePalma, was established to hold medallion assets that may produce effectively connected income. Due to some Member sensitivities around effectively connected income, upon foreclosure of a loan or surrender agreement, the underlying medallion collateral for the loan will be distributed out (in-kind) to the Members and their respective feeders who then contribute the medallion collateral (in-kind) into DePalma II, which is less sensitive to effectively connected

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

income. The Members of DePalma II have embedded in their fund structures a subchapter C corporation interposed within the applicable fund’s structure, in which the corporation pays corporate level tax. This insulates those investors that are effectively connected income-sensitive from direct taxes with respect to the medallions. Such investors do, however, bear the tax indirectly as indirect owners of the C corporation. DePalma, via its Members, distributed taxi medallions with a fair value of $49,140,000 and $130,380,150 in-kind into DePalma II as a result of foreclosures and paydown and surrender agreements during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, DePalma II, via its members, contributed taxi medallions with a fair value of $4,025,000 and $1,750,000, respectively, in-kind into DePalma as a result of the reinstatement of certain taxi medallion loans and return of collateral to the borrower. The above transactions were reflected as in-kind contributions and distributions at the Members’ level.

In certain instances, DePalma will provide working capital to DePalma II and DePalma II will reimburse DePalma in a timely manner. When such transactions occur, the amounts are initially shown as due from related party in the Consolidated Balance Sheets. In addition, DePalma may, via its Members, distribute capital to DePalma II that is not reimbursable to DePalma. During the year ended December 31, 2024, DePalma, via its Members, distributed $35,150,000 to DePalma II, which was not reimbursable to DePalma and was used by DePalma II to pay certain expenses and fund future business operations. During the year ended December 31, 2023, DePalma provided financing on behalf of DePalma II to purchase cars (taxi vehicles) totaling $2,563,283, DePalma, via its Members, distributed $3,000,000 to DePalma II, a portion of which was used to reimburse DePalma for these taxi vehicle purchases, and DePalma II reimbursed DePalma $40,000 for medallion related expenses paid by DePalma on behalf of DePalma II. As of December 31, 2024 and 2023, no amounts are due from DePalma II within due from related party on the Consolidated Balance Sheets.

In addition, DePalma may provide advances to New MAC for operating and registration costs that are later reimbursed to DePalma. As of December 31, 2024, DePalma had a balance due from New MAC within due from related party on the Consolidated Balance Sheets of $16,000. As of December 31, 2023, no amounts were due from New MAC.

DePalma makes capital distribution payments to its Members at the discretion of the Investment Manager. During the years ended December 31, 2024 and 2023, DePalma made payments for capital distributions to its Members totaling $57,650,000 (inclusive of the aforementioned $35,150,000 to DePalma II via its Members) and $44,450,000, respectively.

8. Members’ Capital

Allocation of profits and losses

Net income or loss is allocated to the Members pro rata in proportion to their respective capital balance. Management and performance fees are charged directly to the Members at their respective funds, and are not charged to DePalma.

Contributions

Units are issued to the Members for contributions made to DePalma pursuant to the LLC Agreement. See Note 1 for additional information.

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Distributions

Distributions to Members are made at the times and amounts determined by the Members in proportion to the Members’ respective Units.

9. Subsequent Events

The Members have evaluated subsequent events through March 27, 2025, the date these consolidated financial statements were issued. Subsequent to December 31, 2024 and prior to the date these consolidated financial statements were issued, DePalma recorded in-kind capital distributions of medallions of $5,285,000, and recorded in-kind distributions of MRP+ loans having an aggregate unpaid principal balance of $54,157,635 and estimated fair value of $53,480,665, respectively.

The Business Combination received the requisite stockholder approval on March 25, 2025, and is expected to close on March 31, 2025 following the fulfillment of other customary closing conditions.

DePalma Acquisition II LLC

Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of DePalma Acquisition II LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DePalma Acquisition II LLC (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, and cash flows, for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company holds taxi medallions that are recorded at the cost at time of acquisition, as Intangible Assets. The Company evaluates the recoverability of its Intangible Assets for impairment annually on October 1st of each year or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In performing the annual impairment test, the Company determined fair value estimates associated with the taxi medallions using significant unobservable inputs with the assistance of a third-party valuation specialist.

We identified Intangible Assets as a critical audit matter because of the significant unobservable inputs that management used to estimate the fair value used in the annual impairment analysis. This required a high degree of auditor judgment and significant audit effort, including the need to involve our fair value specialists to audit and evaluate these inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Intangible Assets included the following, among others:

•

We obtained an understanding of the Company’s process for assessing Intangible Assets for impairment annually, including the Company’s use of a third-party valuation specialist in the fair value measurement and evaluated whether the unobservable inputs used were appropriate in the context of accounting principles generally accepted in the United States of America.

•

We evaluated the design and implementation of relevant controls over the Intangible Assets impairment assessment, including the controls over the selection of fair value inputs used in the impairment assessment.

•	We evaluated the reasonableness of the average cost used in the impairment analysis and confirmed the appropriateness of the unit of account used.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value estimate by evaluating whether the methods, data, and assumptions used, and the judgments applied were representative of current economic and industry conditions by comparison to market data.

/s/ Deloitte & Touche LLP

New York, New York

March 27, 2025

We have served as the Company’s auditor since 2023.

DePalma Acquisition II LLC

Consolidated Balance Sheets

(Stated in United States Dollars)

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$32,809,108	$493,223
Interest receivable	17,297	916
Prepaid expenses and other current assets	247,993	—

Total current assets	33,074,398	494,139
Loans held for investment, at fair value	2,426,821	473,400
Property and equipment, net	5,121,277	5,906,548
Operating lease right-of-use asset, net	4,909,944	—
Intangible assets	345,351,345	300,528,591

Total assets	$390,883,785	$307,402,678

Liabilities:
Current liabilities:
Deposit liability — related party (See Notes 4 and 12)	$7,085,772	$3,575,002
Operating lease liability, current portion	314,920	—
Accrued professional fees	280,286	467,125
Accrued expenses and other current liabilities	187,619	305,787

Total current liabilities	7,868,597	4,347,914
Operating lease liability, net of current portion	4,602,754	—
Other liabilities	131,250	—

Total liabilities	12,602,601	4,347,914

Commitments and contingencies (See Note 2)

Total members’ capital (87,411,513 Units outstanding)	378,281,184	303,054,764

Total liabilities and members’ capital	$390,883,785	$307,402,678

See accompanying notes to consolidated financial statements.

DePalma Acquisition II LLC

Consolidated Statements of Operations

(Stated in United States Dollars)

	For the Years Ended December 31,
	2024	2023
Revenue:
Interest income	$543,682	$916

Total revenue	543,682	916

Operating expenses:
Depreciation expense	$1,883,838	$1,337,630
Professional fees	2,918,289	1,600,880
General and administrative	340,515	151,204
Fleet servicing fees, net	542,374	—

Total operating expenses	5,685,016	3,089,714

Loss from operations	(5,141,334)	(3,088,798)

Other income:
Gains from sale of medallions	83,000	—
Gains from in-kind medallion transfers, net — related parties (See Note 12)	19,754	34,400

Total other income	102,754	34,400

Net loss	$(5,038,580)	$(3,054,398)

Loss per unit — basic and diluted	$(0.06)	$(0.03)

Weighted average units outstanding — basic and diluted	87,411,513	87,411,513

See accompanying notes to consolidated financial statements.

DePalma Acquisition II LLC

Consolidated Statements of Changes in Members’ Capital

(Stated in United States Dollars)

	Total Members’ Capital
	Units	Amount
Balance, January 1, 2023	87,411,513	$174,479,012
Net loss	—	(3,054,398)
Capital distributions — related parties (See Note 12)	—	(1,750,000)
Capital contributions — related parties (See Note 12)	—	133,380,150

Balance, December 31, 2023	87,411,513	$303,054,764
Net loss	—	(5,038,580)
Capital distributions — related parties (See Note 12)	—	(4,025,000)
Capital contributions — related parties (See Note 12)	—	84,290,000

Balance, December 31, 2024	87,411,513	$378,281,184

See accompanying notes to consolidated financial statements.

DePalma Acquisition II LLC

Consolidated Statements of Cash Flows

(Stated in United States Dollars)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,038,580)	$(3,054,398)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,883,838	1,337,630
Noncash portion of fleet servicing fees	131,250	—
Gains from sale of medallions	(83,000)	—
Gains from in-kind medallion transfers — related parties (See Note 12)	(19,754)	(34,400)
Changes in operating assets and liabilities:
Interest receivable	(16,381)	(916)
Prepaid expenses and other current assets	(247,993)	—
Operating lease right-of-use asset, net	57,771	—
Deposit liability — related party (See Notes 4 and 12)	3,510,770	2,326,521
Operating lease liability	(50,041)	—
Accrued professional fees	(186,839)	376,000
Accrued expenses and other liabilities	(118,168)	277,434

Net cash (used in) provided by operating activities	(177,127)	1,227,871

Cash flows from investing activities:
Medallion sale down payment received (See Note 5)	28,500	—
Purchases of vehicles — related party (See Note 12)	(1,098,567)	(4,229,859)
Origination of Non-MRP+ loans — related parties (See Notes 5 and 12)	(1,600,000)	(473,400)
Loan repayments	13,079	—

Net cash used in investing activities	(2,656,988)	(4,703,259)

Cash flows from financing activities
Capital contributions — related parties (See Note 12)	35,150,000	3,000,000

Net cash provided by financing activities	35,150,000	3,000,000

Net increase (decrease) in cash and cash equivalents	32,315,885	(475,388)
Cash and cash equivalents, at beginning of year	493,223	968,611

Cash and cash equivalents, at end of year	$32,809,108	$493,223

Supplemental disclosure of non-cash investing and financing activities:
In-kind contribution and purchase from related parties (See Note 12)	$49,140,000	$130,380,150

In-kind distribution and sale to related parties (See Note 12)	$4,025,000	$1,750,000

Non-MRP+ loan financing for medallion sales (See Note 5)	$366,500	$—

Recognition of operating lease right-of-use asset (See Note 8)	$4,967,715	$—

See accompanying notes to consolidated financial statements.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

1. Organization

DePalma Acquisition II LLC (“DePalma II”) is a Delaware limited liability company which was formed on February 23, 2018 and commenced operations on March 29, 2018. DePalma II invested in numerous wholly-owned limited liability companies (“Mini-LLCs”) which were incorporated in New York or Delaware, to hold at least two taxi medallions each. The financial position and results of operations of the Mini-LLCs have been consolidated with those of DePalma II. The Mini-LLCs are treated as disregarded entities for tax purposes. In September 2024, DePalma II formed a wholly-owned subsidiary, Yelo Cab LLC (“Yelo”), which was established to support DePalma II’s taxi medallion and vehicle operations. The objective of DePalma II is to achieve superior risk-adjusted returns through investing all of its assets in opportunistic investments in the taxi industry, including taxi medallions and loans secured by taxi medallions.

DePalma Acquisition I LLC (“DePalma I”), an entity under the same ownership as DePalma II, was established to hold taxi medallion loans, which are primarily collateralized by New York City taxi medallions. In March 2022, the New York City Taxi and Limousine Commission (“TLC”) implemented a certain Medallion Relief Program+ (“MRP+”) to support the recovery of the taxi industry in the City of New York. Under the MRP+, eligible borrowers are able to restructure and reduce the principal balance outstanding on New York City taxi medallion loans to $200,000, and further reduce to $170,000 per medallion after a principal reduction payment from a certain reserve fund established by the City of New York. DePalma I has had loans restructured pursuant to the MRP+, however, as of December 31, 2024 and 2023, DePalma II’s taxi medallion loans do not consist of any loans restructured under the MRP+. These loans are therefore referred to herein as “Non-MRP+ Loans” to be consistent with classifications of loans held by DePalma I.

Pursuant to the Third Amended and Restated Limited Liability Company Agreement dated July 1, 2020 (the “LLC Agreement”), DePalma II issued one class of equity units to its members in consideration for their cash contributions. DePalma II’s members consist of Marblegate Tactical Master Fund II, L.P., a Delaware limited partnership, DePalma Dispatch Inc., a Delaware corporation and an entity indirectly 100% owned by Marblegate Special Opportunities Master Fund, L.P, a Cayman Islands exempted limited partnership, Marblegate Strategic Opportunities Master Fund I, LP, a Delaware limited partnership, Marblegate Partners Master Fund II, L.P., a Cayman Islands exempted limited partnership, Marblegate Tactical III Master Fund II, L.P., a Delaware limited partnership and Marblegate Cobblestone Master Fund I, LP, a Delaware limited partnership (collectively, the “Members”). DePalma II is managed by its Members, each of which is managed by Marblegate Asset Management, LLC, a Delaware limited liability company (the “Investment Manager”).

The Members, by the affirmative vote of 100% of the Member Units, have full and complete authority, power, and discretion to manage and control the business, affairs and properties of DePalma II, make all decisions regarding those matters and perform any and all other acts or activities customary to the management of DePalma II’s business. The Members have limited liability and are managed and controlled by the Investment Manager and affiliates thereof, and none of the limited partners of the Members participate in the management of their respective partnerships.

As of December 31, 2024 and 2023, DePalma Dispatch Inc., Marblegate Strategic Opportunities Master Fund I, LP, Marblegate Partners Master Fund II, L.P., Marblegate Tactical Master Fund II, L.P., Marblegate Cobblestone Master Fund I, LP, and Marblegate Tactical III Master Fund II, L.P. owned 12.87%, 18.34%, 5.25%, 16.29%, 12.74% and 34.51%, respectively, of DePalma II.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Pursuant to the LLC Agreement, all capital distributions made to the Members are made in proportion to the Members’ respective Units.

Field Point Servicing, LLC (the “Loan Servicer” or “Field Point”) is a third-party loan servicer for all of the loans held by DePalma II.

SS&C Financial Services LLC is a third-party administrator to DePalma II that performs certain middle-office and/or back-office support activities.

Business Combination Agreement

On February 14, 2023, DePalma I and DePalma II (together, the “DePalma Companies”), entered into a business combination agreement (the “BCA”) with Marblegate Acquisition Corp. (“MAC”), a Delaware corporation, Marblegate Asset Management, LLC, Marblegate Capital Corporation (“New MAC”), a Delaware corporation, and MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on the Nasdaq Global Market (the “Business Combination”). Under the BCA, the aggregate consideration payable to the DePalma Companies at the closing of the Business Combination is based on a valuation of the DePalma Companies of approximately $750 million plus minimum cash anticipated to be required at closing for working capital purposes. The closing of the Business Combination is subject to the satisfaction or waiver of certain conditions defined in the BCA, including, among others, approval by MAC shareholders and the Nasdaq Stock Market’s approval for listing the New MAC Common Stock to be issued in connection with the Business Combination. As of December 31, 2024, the BCA has not been closed.

Investment in Septuagint

In February 2019, DePalma II entered into a non-controlling joint venture with a third-party, Kirie Eleison Corp (“KE”), and formed Septuagint Solutions LLC (“Septuagint”). Septuagint is a Medallion Leasing Agent and Taxi Fleet operating company, licensed by the New York City Taxi and Limousine Commission as an agent/broker for managing New York City taxi medallions. DePalma II entered this venture in order to lease DePalma II medallions to a dedicated fleet of taxis managed by Septuagint in an effort to begin earning income on its medallions. The owners of KE have been in the business of managing taxis and can also monetize their medallions through Septuagint. Septuagint’s business is overseen by a board of directors comprised of two designated DePalma II members and two designated KE members. Septuagint was formed by issuance of units to its initial members for no monetary consideration, and was accompanied by funding via a promissory note from DePalma II. As of December 31, 2024 and 2023, DePalma II and KE each own 50% of Septuagint’s outstanding voting units. Septuagint was determined to be a variable interest entity (“VIE”) pursuant to Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), however it was determined that DePalma II was not the primary beneficiary from inception through December 31, 2024 as DePalma II does not have power to control the significant activities of Septuagint. Given the non-controlling nature of the relationship between DePalma II and Septuagint, Septuagint’s financial statements have not been consolidated with DePalma II, however DePalma II will continue to monitor its relationship with Septuagint for changes in facts and circumstances that could affect DePalma II’s consolidation requirements. The investment in Septuagint is an equity method investment for which DePalma II has elected the fair value option. Since the formation of Septuagint, and as of December 31, 2024 and 2023, the fair value of DePalma II’s equity investment in

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Septuagint was $0. DePalma II remains exposed to risk of loss on this investment and other contractual arrangements with Septuagint. DePalma II has no other guarantees or exposures occurring outside of the normal course of business other than those disclosed herein.

On September 26, 2024, DePalma II provided notice to KE of its default under certain provisions of the Septuagint Operating Service Agreement (the “OSA”) and DePalma II’s intention to terminate its relationship with KE under the OSA and wind down Septuagint upon expiration of a 30-day cure period. On October 17, 2024, DePalma II and KE signed an amendment that eliminated Septuagint’s exclusive right to lease DePalma II’s medallions and provided for a transition period until December 15, 2024, and gave DePalma II the right to decide whether to wind down Septuagint or have KE transfer its 50% ownership interest in Septuagint to DePalma II or a designee. While the transition period originally expired on December 15, 2024, DePalma II and KE subsequently agreed to further extend the transition period through March 31, 2025. See Notes 4 and 14 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are stated in United States Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of DePalma II and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

The following is a summary of the significant accounting policies followed by DePalma II in the preparation of its consolidated financial statements.

Use of Estimates

Financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. DePalma II’s significant estimates and assumptions include the estimation of the testing of impairment for the indefinite-lived intangible assets, the fair value of loans held for investment, and the incremental borrowing rate to determine the present value of lease payments. Actual results could differ from these estimates.

Cash and Cash Equivalents

DePalma II considers money market accounts and highly liquid investments with an original maturity of three months or less to be cash equivalents. DePalma II’s cash and cash equivalents are held by major financial institutions, for which accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal entity. At times, cash and cash equivalents balances may exceed federally insured limits, and this potentially subjects DePalma II to concentration of credit risk. DePalma II has not experienced any losses in such accounts. Furthermore, DePalma II reduces risk by maintaining accounts with high quality financial institutions that management believes are creditworthy, and by monitoring this credit risk and adjusting when necessary.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Intangible Assets

DePalma II’s taxi medallions are determined to be indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. Costs incurred for renewal of taxi medallions are included within general and administrative expenses in the Consolidated Statements of Operations.

Indefinite-lived intangible assets are not amortized but instead tested for impairment. DePalma II evaluates indefinite-lived intangible assets for impairment annually on October 1st of each year or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. DePalma II evaluates its taxi medallions as a single unit of accounting for purposes of testing for impairment, as taxi medallions are homogeneous assets, which are interchangeable and have identical characteristics. In DePalma II’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, DePalma II determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. DePalma II performed its annual impairment analysis and concluded the fair value of its taxi medallions exceeded the carrying value. Therefore, no impairment losses were recognized for the years ended December 31, 2024 and 2023.

Gains and losses on the sale of medallions are recorded in the Consolidated Statements of Operations and reported as the difference between the sale proceeds and the carrying value of a medallion on an average cost basis.

Property and Equipment, net

Property and equipment, net are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings as income or loss from operations. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives, as follows:

Asset Category	Depreciable Life
Taxi vehicles	5 years

Long-lived assets, including property, plant and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that DePalma II considers in deciding when to perform an impairment review include significant changes in DePalma II’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant changes, or planned changes in DePalma II’s use of the assets and significant negative industry or economic trends. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized. For the years ended

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

December 31, 2024 and 2023, there were no indicators of impairment of the value of long-lived assets and no impairment losses were recognized.

Loans Held for Investment, at Fair Value

DePalma II holds loans for investment that are collateralized by New York City taxi medallions. DePalma II has elected the fair value option and measures these collateralized loans at fair value with changes in fair value recorded in the Consolidated Statements of Operations in the period of the change. DePalma II made this accounting election upon adopting ASC 825, Financial Instruments (“ASC 825”), to better align reported results with the underlying economic changes in the value of the loans on the Consolidated Balance Sheets. After the initial adoption, the election is made at the acquisition of an eligible financial asset or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

Gains and losses on disposals of loans held for investment, at fair value, if any, are recorded in the Consolidated Statements of Operations and reported as the difference between the sale proceeds and the carrying value of a loan.

A loan is considered to be non-performing, when based on current information and events, it is likely that DePalma II will be unable to collect all amounts due according to the contractual terms of the original loan agreement. If the medallion collateral is foreclosed on, DePalma II recognizes the collateral at its fair value less foreclosure related costs. As of December 31, 2024 and 2023, the loan portfolio did not consist of any non-performing loans.

Interest income is recorded on the accrual basis.

Taxi medallion loans are placed on non-accrual status when there is doubt as to the collectibility of interest or principal, unless management has determined that they are both well-secured and in the process of collection. Generally, loans are placed on non-accrual status when they are greater than 30 days past due. Interest income previously accrued but not paid on loans that have been placed on non-accrual status is reversed.

Leases

DePalma II determines if an arrangement is a lease at inception in accordance with ASC 842, Leases (“ASC 842”). Operating lease assets are presented net of accumulated amortization as operating lease right-of-use asset, net and the corresponding lease liabilities are included in operating lease liability on the Consolidated Balance Sheets. Right-of-use (“ROU”) assets represent DePalma II’s right to use an underlying asset, and lease liabilities represent DePalma II’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

DePalma II has lease agreements which contain both lease and non-lease components, which it has elected to account for as a single lease component when the payments are fixed. As such, variable lease payments not dependent on an index or rate, such as real estate taxes, utility charges, and other costs that are subject to fluctuation from period to period are not included in lease measurement. Renewal options are included in the lease term only when it is reasonably certain that DePalma II will elect that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Additionally, DePalma II does not recognize short-term leases that have a term of twelve months or less at lease commencement date as right-of-use assets or lease liabilities.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

ROU assets and lease liabilities are recognized at lease commencement and determined using the present value of the future minimum lease payments over the lease term. DePalma II uses its incremental borrowing rate based on the information available at commencement date to determine the present value of the lease when the rate implicit in the lease is not readily determinable. See Note 8 for additional information.

Revenue Recognition

DePalma II generates revenue from the following sources: (1) interest earned on loans held for investment and (2) consulting arrangements to lease taxicab vehicles. In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. DePalma II applies the following five-step model in relation to its revenue recognition: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) performance obligations are satisfied. In arrangements where another party is involved in providing specified services to a customer, DePalma II evaluates whether the performance obligation is a promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent). In this evaluation, DePalma II considers if control is obtained of the specified services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for discretion in establishing price. See Note 7 for additional information.

Loss per Unit

Basic loss per unit is computed by dividing net loss by the weighted average number of units outstanding. There were no dilutive securities for the years ended December 31, 2024 and 2023.

The following table sets forth the computation of basic and diluted loss per unit:

	Years Ended December 31,
	2024	2023
Net loss	$(5,038,580)	$(3,054,398)

Weighted average units outstanding — basic and diluted	87,411,513	87,411,513

Loss per unit — basic and diluted	$(0.06)	$(0.03)

Income Taxes

DePalma II is treated as a partnership for U.S. tax purposes and therefore is not subject to federal, state, or local income taxes. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying consolidated financial statements. DePalma II applies the provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for and reporting of income tax uncertainties, and requires additional disclosures related to uncertain income tax positions. ASC 740 requires that DePalma II determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

tax position has met the more-likely-than-not recognition threshold, DePalma II presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. DePalma II classifies interest and penalties associated with uncertain tax positions, if any, as income tax expense. DePalma II is subject to other state and local tax in New York. As of December 31, 2024, the earliest year DePalma II remains subject to examination by the Internal Revenue Service is for tax year December 31, 2021.

In accordance with provisions set forth in ASC 740, DePalma II has evaluated its tax positions, including interest and penalties, for all open tax years and concluded that the application of ASC 740 had no effect on its financial position, results of operations or cash flows. Based on DePalma II’s analysis, no provision for income taxes is required as of December 31, 2024 and 2023.

Commitments and Contingencies

As of December 31, 2024 and 2023, DePalma II had no unfunded loan commitments. In the normal course of business, DePalma II enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. DePalma II’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against DePalma II that have not yet occurred. However, based on experience, DePalma II expects the risk of loss to be remote.

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. DePalma II adopted ASU 2023-07 during the year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on the financial statement disclosures. See Note 10 for additional information.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, with early adoption permitted. DePalma II is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

3. Fair Value Measurements

DePalma II applies the provisions of ASC Topic 820, Fair Value Measurement (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Under U.S. GAAP, a fair value hierarchy is implemented for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of DePalma II. Unobservable inputs reflect the Members’ own assumptions about the inputs market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities and in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. In addition to using the above inputs in asset or liability valuations, DePalma II continues to employ the valuation policy that is consistent with ASC 820.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

The following table presents information about DePalma II’s assets by levels within the valuation hierarchy. Refer to Note 5 for further detail on the industry and geographic concentration:

	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2024
Assets:
Working Capital Note (See Note 4)	$—	$—	$—	$—
Loans held for investment, at fair value Private loans:
Non-MRP+ Loans — NYC	—	—	2,426,821	2,426,821

Total loans held for investment, at fair value	—	—	2,426,821	2,426,821

Total assets	$—	$—	$2,426,821	$2,426,821

	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2023
Assets:
Working Capital Note (See Note 4)	$—	$—	$—	$—
Loans held for investment, at fair value Private loans:
Non-MRP+ Loans — NYC	—	—	473,400	473,400

Total loans held for investment, at fair value	—	—	473,400	473,400

Total assets	$—	$—	$473,400	$473,400

DePalma II recognizes its equity interest in Septuagint as an equity method investment to which DePalma II has elected the fair value option pursuant to ASC 825. As of December 31, 2024 and 2023, based on an assessment of Septuagint’s creditworthiness and uncertainty of ability to generate positive cash flows from operations, DePalma II determined the investment in Septuagint to be a Level 3 measurement with a fair value of $0. The fair value will continue to be evaluated based on the facts and circumstances at each reporting period.

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs:

Non-MRP+ Loans
Balance as of January 1, 2023	$—
Origination of Non-MRP+ loans — related parties (See Note 12)	473,400

Balance as of December 31, 2023	473,400
Non-MRP+ loan financing for medallion sales	366,500
Origination of Non-MRP+ loans — related parties (See Note 12)	1,600,000
Loan repayments	(13,079)

Balance as of December 31, 2024	$2,426,821

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

For the years ended December 31, 2024 and 2023, there was no net change in estimated fair value from Level 3 loans still held at December 31, 2024 and 2023.

With respect to instruments valued by management, the valuation techniques employed are an income approach reflecting a discounted cash flow analysis, and a market approach that includes market transactions.

The following tables summarize the valuation techniques and significant unobservable inputs used for DePalma II’s assets that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 and 2023:

Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[3]
Non-MRP+ Loans — NYC	$2,426,821	Market Approach[1,2]	Discounted Medallion Price[2]	$166,250	$166,250	$166,250

	$2,426,821

[1]

Increased significance is placed on data that DePalma II assesses to indicate market transactions. The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $210,000), the amount restructured by the City of New York under a certain taxi medallion relief program (“MRP+”) ($170,000), and certain market prices reported by the TLC (ranging from $30,000 to $200,000). Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.

[2]

New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which low value was $165,000 and the high value was $185,000.

[3]	Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[3]
Non-MRP+ Loans — NYC	$473,400	Market Approach[1,2]	Discounted Medallion Price[2]	$157,500	$158,400	$157,800

	$473,400

[1]

Increased significance is placed on data that DePalma II assesses to indicate market transactions. The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $176,000), the amount restructured by the City of New York under a certain taxi medallion relief program (“MRP+”) ($170,000), and certain market prices reported by the TLC (ranging from $40,000 to $200,000). Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.

[2]

New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which low value was $165,000 and the high value was $185,000.

[3]	Calculated based on the total fair value of medallions or underlying medallion collateral, using the applicable unobservable input.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

4. Septuagint

As discussed in Note 1, Septuagint is a Medallion Leasing Agent and Taxi Fleet operating company, licensed by the TLC as an agent/broker for managing New York City taxi medallions, in which DePalma II has a non-controlling interest and does not consolidate within its consolidated financial statements. The investment in Septuagint is accounted for as an equity method investment for which DePalma II has elected the fair value option. As of December 31, 2024 and 2023, the fair value of the equity investment in Septuagint was determined to be $0. As further detailed in Note 1, as of December 31, 2024, the Septuagint OSA is in a transition period through March 31, 2025 in which DePalma II has the right to either wind down Septuagint or require KE to transfer its 50% ownership interest in Septuagint to DePalma II or a designee. Refer to Notes 1 and 14 for additional information.

Working Capital Note

Since its formation in 2019, DePalma II has provided working capital to Septuagint through various promissory note agreements. DePalma II extended promissory notes to Septuagint aggregating $3,396,595 inclusive of payment-in-kind (“PIK”) interest through December 31, 2024 (collectively, the “Working Capital Note”). The Working Capital Note accrues interest at a rate of 12% per annum and had a maturity date of June 3, 2023. In June 2023, the Working Capital Note was amended to extend the maturity date to June 3, 2026. Any accrued unpaid interest is automatically treated as PIK interest. As of December 31, 2024 and 2023, the fair value of the Working Capital Note was determined to be $0 (see Note 3). No interest income was recognized on the Working Capital Note during the years ended December 31, 2024 and 2023, due to an assessment that the amounts were not collectible.

Reimbursable Expenses

Separate from the Working Capital Note, DePalma II has a $191,341 non-interest bearing receivable from Septuagint, relating to reimbursable expenses incurred during the year ended December 31, 2020. Based on an assessment of Septuagint’s creditworthiness and consistent with other arrangements with Septuagint, DePalma II determined this receivable was not probable to be collected, and therefore determined the appropriate carrying value of this receivable to be $0. As of December 31, 2024 and 2023, no payments have been received pursuant to this receivable.

Lease Agreements

DePalma II enters into promissory note agreements with various Mini-LLCs to provide the Mini-LLCs with funding to purchase vehicles (the “Promissory Notes”), which each have a maturity date of approximately three years from issuance and accrue interest at 6% per annum. In addition to the Promissory Notes, DePalma II enters into a guaranty agreement with Septuagint that names Septuagint as the guarantor of the Promissory Notes between DePalma II and the Mini-LLCs (the “Guaranty Agreement”). The Guaranty Agreement states Septuagint “absolutely, unconditionally and irrevocably guarantees” to DePalma II, its successor and assigns, the full and prompt payment and performance of all present and future obligations of the Mini-LLCs to DePalma II under the Promissory Notes, including payments of principal and interest when due, whether at stated maturity, by required prepayment, upon acceleration or demand. Under the Guaranty Agreement, Septuagint is required to make monthly Promissory Note payments directly to DePalma II, on behalf of the Mini-LLCs, primarily with cash flows it generates from separate agreements it enters with taxi drivers for the use of the medallions and vehicles. In instances where Septuagint is unable to make scheduled Promissory Notes payments, for example

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

during the COVID-19 pandemic as further detailed below, DePalma II does not require the Mini-LLCs to make payments under the Promissory Notes as Septuagint has guaranteed these payments pursuant to the Guaranty Agreements. Upon an event of default of a Promissory Note, DePalma II may accelerate payment by Septuagint of the entire unpaid principal balance and accrued interest at its discretion.

In addition, the Mini-LLCs enter into various medallion owner lease agreements with Septuagint (the “Lease Agreements”), whereby the Mini-LLCs lease one or more medallions (the “Medallions”) per agreement and related taxi vehicles to be used in connection with the operation of each Medallion (the “Vehicles”) to Septuagint. Pursuant to each Lease Agreement, Septuagint is granted the exclusive right to operate or sublease the Medallions in return for monthly rental payments of $1,500 per Medallion and has an initial noncancellable term of two-years with two consecutive automatic one-year renewal options. The Guaranty Agreements and the Lease Agreements are considered a single contract as they are entered into at or near the same time with the same counterparty (Septuagint). As such, Septuagint is separately obligated to pay for the Vehicles under the various Guaranty Agreements. Septuagint is granted full and exclusive authority to sell (or lease) the Vehicles on behalf of the Mini-LLCs at such price as Septuagint shall determine in its sole discretion. The Mini-LLCs retain ownership interest in the Medallions and Vehicles throughout the contractual term, unless otherwise agreed upon.

Upon commencement of the initial Lease Agreements in 2020, DePalma II assessed the collectibility of substantially all payments associated with the Lease Agreements and concluded the payments would not be collectible due to Septuagint’s lack of operating history and ability to pay its obligations when due. In addition, as a result of COVID-19, Septuagint’s ability to pay significantly deteriorated. DePalma II continues to assess whether it is probable that it will collect the consideration for the Lease Agreements and concluded the payments would not be collectible through December 31, 2024.

Medallions

As noted above, the Medallions are determined to be intangible assets not subject to ASC 842, therefore DePalma II determined ASC 606 should be applied. As noted above, DePalma II concluded the monthly medallion rental payments would not be collectible at inception through December 31, 2024 and, as such, the Medallion leases are not considered a revenue contract under ASC 606 from inception through December 31, 2024, and no income was recorded for the years ended December 31, 2024 and 2023. DePalma II continues to assess collectibility by reviewing Septuagint’s payment history and financial condition to determine whether collectibility of the Medallion payments are deemed probable. As of December 31, 2024 and 2023, no payments were received related to the Medallions.

Vehicles

DePalma II accounts for leases in accordance with ASC 842 and determined all active leases to be sales-type leases. As a result of COVID-19, Septuagint’s ability to pay significantly deteriorated and DePalma II implemented a payment holiday beginning March 2020 through April 30, 2022. In light of the COVID-19 pandemic, the FASB provided certain acceptable methods to account for such lease deferrals under the relief. During this payment holiday, DePalma II recognized lease income on a cash basis due to the collectibility assessment, resulting in the recognition of no lease income during the period of January 1, 2022 through April 30, 2022 as no payments were received during this period. After the payment holiday ended, DePalma II began receiving lease payments beginning May 1, 2022. Through December 31, 2024, DePalma II has received recurring vehicle lease payments on most of its vehicle leases, however, as DePalma II has still not received payments on Medallions or the Working Capital Note, DePalma II still viewed collectibility as not probable

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

through December 31, 2024. As such, DePalma II recognized the underlying leased Vehicles within property and equipment, net in the Consolidated Balance Sheets as of December 31, 2024.

DePalma II will continue to assess the collectibility of the Vehicle lease payments which, if deemed collectible, could affect the presentation of DePalma II’s Vehicles and related leases. As of December 31, 2024 and 2023, DePalma II received lease payments totaling $7,085,772 and $3,575,002, respectively, which are recorded as a deposit liability — related party in the Consolidated Balance Sheets until the applicable leases are subsequently deemed collectible.

Future contractual undiscounted cash flows for Vehicle leases as of December 31, 2024 are as follows:

2025	$2,491,446
2026	1,419,010
2027	350,169
2028	13,076

Total	$4,273,701

5. Loans Held for Investment, at Fair Value

During the year ended December 31, 2024, DePalma II sold two taxi medallions to third-party buyers and provided loan financing totaling $366,500. DePalma II received $28,500 in down payments from the medallion sales during such period. In addition, DePalma II also provided financing to third-parties purchasing taxi medallions from DePalma I during the years ended December 31, 2024 and 2023 (all of which are referred to as Non-MRP+ loans). The Non-MRP+ loans are collateralized by the underlying medallion and require the borrowers to make monthly payments of principal and interest based on a 25-year amortization schedule, with the remaining principal and interest due at maturity. Refer to Note 12 for additional information related to these loans.

The Septuagint Working Capital Note is not presented within the below table and has a carrying value of $0 as of December 31, 2024 and 2023. Refer to Notes 4 and 12 for additional information.

The following table shows the Non-MRP+ loans held for investment, at fair value as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Loans held for investment, at fair value
Non-MRP+ Loans	$2,426,821	$473,400

Total loans held for investment, at fair value	$2,426,821	$473,400

Total performing loans	$2,426,821	$473,400

Total non-performing loans	$—	$—

Non-performing loans are categorized as loans that are greater than 30 days past due, and therefore, placed on non-accrual status.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Taxi vehicles	$10,350,575	$9,252,008
Less: accumulated depreciation	(5,229,298)	(3,345,460)

Property and equipment, net	$5,121,277	$5,906,548

Depreciation expense totaled $1,883,838 and $1,337,630 for the years ended December 31, 2024 and 2023, respectively.

7. Fleet Servicing Agreement

On November 15, 2024, DePalma II, via its subsidiary Yelo, entered into a consulting agreement (the “Consulting Agreement”) with a third party (the “Consultant”). The Consultant has historically operated a taxi fleet operation as a TLC agent in New York City, primarily earning revenues from leasing operational taxicab vehicles to end-user drivers under daily and weekly arrangements. DePalma II and the Consultant entered into the Consulting Agreement primarily to assist Yelo in establishing and growing Yelo’s taxi fleet operations. The Consultant will provide services generally required to operate and grow commercial taxicab fleet operations, including, but not limited to, servicing vehicles, leasing, insurance, and providing the appropriate personnel on behalf of Yelo. In connection with the Consulting Agreement, DePalma II, as lessee, entered into a lease agreement for taxicab business office and garage space to run its taxicab operations (the “Garage Lease”). The Consulting Agreement and Garage Lease each have an initial term of five years, with the Garage Lease having an additional renewal option available to DePalma II. The Consulting Agreement can be terminated by DePalma II upon a material breach by the Consultant, or upon mutual agreement by both parties. The Consulting Agreement will consist of two phases (Phase 1 and Phase 2), with Phase 2 commencing at the discretion of DePalma II. During Phase 1, the Consultant may continue operating and entering into leases with taxicab drivers under its historical practices; however during Phase 2 all new driver leases will be using DePalma II’s vehicles and medallions, and DePalma II will be named as lessor on the driver leases. DePalma II will have control over its taxicab operations and shall have the right to exercise decision making authority in establishing terms for new driver leases, preparation of business plans, and developing and optimizing management and organizational structure and systems of its operations.

For their services, DePalma II will pay the Consultant a base fee of $100,000 per month as well as reimburse the third-party for certain of its operating and other reimbursable expenses. At the end of each month, the Consultant and DePalma II will reconcile amounts due to each party, which is determined by the total revenues generated by the taxi fleet operations, less the base fee and the reimbursable operating expenses. DePalma II determined it is acting as the agent from inception of the Consulting Agreement through December 31, 2024 pursuant to ASC 606, as during this period the Consultant continues to be the party obligated to fulfill the performance obligation of leasing an operational taxicab to the end-user driver. As such, DePalma II will report all revenues generated by the taxi fleet operations and expenses incurred as a result of the Consulting Agreement on a net basis through December 31, 2024 as fleet servicing fees, net on the Consolidated Statements of Operations as further detailed below.

Further, the Consultant is entitled to a medallion incentive payment of six (6) NYC taxi medallions per year to be earned on November 15th of each year and payable at the end of the five year term or upon earlier termination. In

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

the event the Consulting Agreement is terminated prior to November 15 of a given year, no medallion consideration will be earned by the Consultant for that year, whether on a pro rata basis or otherwise. DePalma II ratably recognizes to expense the fair value of the medallions to be earned by the Consultant over the term of the Consulting Agreement within fleet servicing fees, net on the Consolidated Statement of Operations through December 31, 2024, and recognizes a liability within other liabilities on the Consolidated Balance Sheets. DePalma II will remeasure such liability at each reporting period based on the fair value of the medallions earned at each period end, with any changes in fair value being reported within earnings. DePalma II determined the fair value of a medallion for purposes of measuring the medallion incentive liability to be $175,000 as of November 15, 2024 and December 31, 2024. See Note 3 for additional information.

The following table sets forth the components of DePalma II’s fleet servicing fees, net for the year ended December 31, 2024:

Fleet revenues	$936,644
Less: Base consulting fees	150,000
Less: Noncash medallion incentive	131,250
Less: Fleet operating and reimbursable expenses	1,197,767

Fleet servicing fees, net	$(542,374)

DePalma II may make advances for the base consulting fees and other fleet operating expenses prior to period end reconciliations with the Consultant. As of December 31, 2024, $7,531 is due from the Consultant which is included within prepaid expenses and other current assets on the Consolidated Balance Sheets.

8. Leases

DePalma II, as lessee, has one active operating lease arrangement for the Garage Lease (refer to Note 7), which commenced on November 15, 2024. The Garage Lease has an initial five-year term through November 15, 2029 with an option to renew for an additional five-year period. The lease has initial base rent payments of $55,000 escalating 1.5% annually through the expiration date in November 2034, which assumes and includes the exercise of the five-year renewal option. DePalma II had no active leases, as lessee, during the year ended December 31, 2023.

The table below presents certain information related to DePalma II’s lease costs which are included within general and administrative expenses in the Consolidated Statements of Operations:

For the Year Ended December 31, 2024
Operating lease cost	$117,730

Total lease cost	$117,730

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

The right-of-use asset and lease liability for the operating lease were recorded in the Consolidated Balance Sheet as follows:

December 31, 2024
Assets
Operating lease right-of-use asset, net	$4,909,944

Total lease assets	$4,909,944

Liabilities
Current liabilities:
Operating lease liability, current portion	$314,920
Non-current liabilities:
Operating lease liability, net of current portion	4,602,754

Total lease liabilities	$4,917,674

The weighted average remaining lease term for the operating lease was 9.8 years and the weighted-average discount rate was 7.26% as of December 31, 2024.

Supplemental cash flow information related to DePalma II’s lease was as follows:

For the Year Ended December 31, 2024
Operating cash flows from operating leases	$110,000
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$4,967,715

Future minimum lease payments under operating leases as of December 31, 2024 are as follows:

2025	$661,650
2026	671,575
2027	681,648
2028	691,873
2029	702,251
Thereafter	3,544,799

Total minimum lease payments	6,953,796

Less effects of discounting	(2,036,122)

Present value of future minimum lease payments	$4,917,674

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

9. Intangible Assets

Intangible assets consisted of the following:

	December 31, 2024
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City(1)	2,061	$344,332,895
Chicago	119	1,003,000
Philadelphia	30	15,450

Total		$345,351,345

	December 31, 2023
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City(1)	1,807	$299,825,141
Chicago	89	688,000
Philadelphia	28	15,450

Total		$300,528,591

(1)

During the year ended December 31, 2024, DePalma I contributed 279 medallions in-kind to DePalma II, DePalma II distributed 23 medallions in-kind to DePalma I, and DePalma II sold two medallions to third parties. During the year ended December 31, 2023, DePalma I contributed 745 medallions in-kind to DePalma II, and DePalma II distributed 10 medallions in-kind to DePalma I. See Notes 5 and 12 for additional information.

10. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities which may recognize revenues and incur expenses for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. In accordance with ASC 280, Segment Reporting, DePalma II’s CODM has been identified as the Chief Executive Officer. DePalma II operates in one segment focused on taxi medallion operations, which primarily intends to derive revenue through leasing operational taxicabs and medallions.

The CODM assesses financial condition and segment operating results to allocate resources and assess segment profitability consistent with its significant accounting policies and results presented within these consolidated financial statements, including net loss on the Consolidated Statements of Operations and total assets on the Consolidated Balance Sheets. In addition, the CODM reviews significant expenses consisting of those reported on the Consolidated Statements of Operations.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

11. Risk Management

In the ordinary course of business, DePalma II manages a variety of risks, including market risk and liquidity risk. Market risk is the risk of potential adverse changes to the value of its taxi medallions because of changes in market conditions, such as interest and currency rate movements and volatility in commodity or security prices. Liquidity risk is present in DePalma II’s taxi medallion assets.

DePalma II’s exposure to market risk may be due to many factors, including the movements in interest rates, indexes, market volatility, and market interest and perception of taxi medallion values.

As of December 31, 2024, DePalma II holds taxi medallions and loans collateralized by medallions. For the loans, as similar with other types of debt instruments, such interests in loans involve the risk of loss in the case of default or insolvency of the borrower.

Since the collateral of these loans consists of taxi medallions, if the overall market for taxi services, income generated from operating medallions, and the market value of taxi medallions decreases, this will adversely affect the value of the collateral securing the outstanding medallion loans and the medallions themselves that DePalma II holds. If taxi medallion values decline in the future, there is likely to be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. DePalma II’s ability to recover on defaulted medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in future losses on defaulted medallion loans that could have an effect on DePalma II’s business. If DePalma II is required to liquidate all or a portion of the medallion loans quickly, DePalma II could realize less than the value at which DePalma II had previously recorded such loans.

DePalma II relies heavily on third party service providers to perform certain functions essential to its operations, including most of the day-to-day servicing of the taxi medallions and loans. Any disruption to DePalma II’s service providers’ business operations, resulting from business failures, financial instability, or operational problems could have a material adverse effect on DePalma II’s business, financial condition and results of operations. In addition, if DePalma II does not effectively develop and manage its outsourcing strategies, there could be a material adverse effect on DePalma II’s business, financial condition and results of operations. DePalma II may not invoiced directly for services by third party service providers, however is subject to reimbursement to a related party for costs incurred on behalf of DePalma II (see Note 12).

DePalma II relies on Septuagint’s ability to pay its debt obligations to DePalma II. Septuagint’s ability to pay is driven by market conditions and the credit risk of the drivers with whom Septuagint interfaces. The inability of Septuagint to pay its debt obligations could have a material adverse effect on DePalma II’s business, financial condition and results of operations. As further detailed in Note 1, as of December 31, 2024, the Septuagint OSA is in a transition period through March 31, 2025 in which DePalma II has the right to either wind down Septuagint or require KE to transfer its 50% ownership interest in Septuagint to DePalma II or a designee. Refer to Notes 1, 4, and 14 for additional information.

12. Related Party Transactions

DePalma I

DePalma I was established to hold taxi medallion loans that are collateralized by taxi medallions. Due to some member sensitivities around effectively connected income, upon foreclosure of a loan or surrender agreement

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

being executed by DePalma I, the underlying medallion collateral for the loan will be distributed out (in-kind) to the Members and their respective feeder funds who then re-contribute the medallion collateral (in-kind) into DePalma II which is less sensitive to effectively connected income. The Members of DePalma II have embedded in their fund structures a subchapter C corporation interposed within the applicable fund’s structure, in which the corporation pays corporate level tax. This insulates those investors that are effectively connected income-sensitive from direct taxes with respect to the medallions. Such investors do, however, bear the tax indirectly as indirect owners of the C corporation. DePalma I, via its members, contributed taxi medallions with a fair value of $49,140,000 and $130,380,150 in-kind into DePalma II as a result of foreclosures and paydown and surrender agreements during the years ended December 31, 2024 and 2023, respectively. DePalma II, via its members, distributed taxi medallions with a fair value and cost basis of $4,025,000 and $1,750,000 in-kind into DePalma I as a result of the reinstatement of certain taxi medallion loans and return of collateral to the borrower during the years ended December 31, 2024 and 2023, respectively (see Note 3 regarding fair value measurements). The above transactions were reflected as in-kind purchases and sales of taxi medallions at the Members’ level.

In certain circumstances, DePalma I has foreclosed on medallion collateral from certain taxi medallion loans in default and the medallion collateral was auctioned for sale to third-party buyers, with the buyers paying a portion of the purchase price up front directly to DePalma I, and the remainder through financing provided by DePalma II, with the underlying medallion serving as collateral (Non-MRP+ Loans). This loan origination process intends to insulate those investors that are effectively connected income-sensitive. During the years ended December 31, 2024 and 2023, DePalma II provided financing in such transactions in the aggregate amount of $1,600,000 and $473,400, respectively. Refer to Notes 3 and 5 for additional information related to these loans.

In certain instances, DePalma I will provide working capital to DePalma II and DePalma II will reimburse DePalma I in a timely manner. When such transactions occur, the amounts are initially shown as due to related party in the Consolidated Balance Sheets. In addition, DePalma I may, via its Members, distribute capital to DePalma II that is not reimbursable to DePalma I. During the year ended December 31, 2024, DePalma I, via its Members, contributed $35,150,000 to DePalma II, which was not reimbursable to DePalma I, and was used by DePalma II to pay certain expenses and fund future business operations. During the year ended December 31, 2023, DePalma I provided financing on behalf of DePalma II to purchase cars (taxi vehicles) totaling $2,563,283, which are recorded within property and equipment, net in the Consolidated Balance Sheets. In addition, during the year ended December 31, 2023, DePalma I, via its Members, contributed $3,000,000 to DePalma II, a portion of which was used to reimburse DePalma I for these taxi vehicle purchases. Further, DePalma II reimbursed DePalma I $40,000 for medallion related expenses paid by DePalma I on behalf of DePalma II which are recorded within professional fees in the Consolidated Statements of Operations during the year ended December 31, 2023. As of December 31, 2024 and 2023, no amounts were due to DePalma I within due to related party on the Consolidated Balance Sheets.

Septuagint

In February 2019, DePalma II entered into a non-controlling joint venture with an unrelated party and formed Septuagint as a means of generating additional revenue by leasing its medallions to a dedicated fleet of taxis managed by Septuagint and to invest in a business that may be exited for capital gains in the future. As further detailed in Note 1, as of December 31, 2024, the Septuagint OSA is in a transition period through March 31, 2025 in which DePalma II has the right to either wind down Septuagint or require KE to transfer its 50% ownership interest in Septuagint to DePalma II or a designee.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(Stated in United States Dollars)

Refer to Notes 1, 4, and 14 for additional information.

13. Members’ Capital

Allocation of profits and losses

Net income or loss is allocated to the Members pro rata in proportion to their respective capital balance. Management and performance fees are charged directly to the Members at their respective funds, and are not charged at DePalma II.

Contributions

Units were issued to the Members for contributions made to DePalma II pursuant to the LLC Agreement. See Note 1 for additional information.

Distributions

Distributions to Members are made at the times and amounts determined by the Members in proportion to the Members’ respective Units.

14. Subsequent Events

The Members have evaluated subsequent events through March 27, 2025, the date these consolidated financial statements were issued. Subsequent to December 31, 2024 and prior to the date these consolidated financial statements were issued, DePalma II recorded in-kind capital contributions of medallions of $5,285,000, and recorded in-kind contributions of MRP+ loans having an aggregate unpaid principal balance of $54,157,635 and estimated fair value of $53,480,665, respectively.

As of the date these consolidated financial statements were issued, the transition period of the Septuagint OSA is still in effect through March 31, 2025.

The Business Combination received the requisite stockholder approval on March 25, 2025, and is expected to close on March 31, 2025 following the fulfillment of other customary closing conditions.