Form 10-Q
period 2025-03-31
Marblegate Capital Corp
filed 2025-05-15
CIK 1965052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-56734

MARBLEGATE CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	92-2142791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Greenwich Office Park, Suite 400 Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 210 6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)*	Name of each exchange on which registered
N/A	MGTE	N/A
N/A	MGTEW	N/A

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

As of May 15, 2025, there were 73,914,402 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

*The registrant’s shares of common stock, par value $0.0001 per share, and warrants each trade over-the-counter on OTCQX® Best Market tier operated on the OTC Markets under the trading symbols “MGTE” and “MGTEW”, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 7, 2025 (the “Closing Date”), subsequent to the three months ended March 31, 2025, the quarter to which this Quarterly Report on Form 10-Q relates, Marblegate Acquisition Corp., a Delaware corporation (“MAC”), Marblegate Asset Management, LLC, a Delaware limited liability company (“MAM”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and each of DePalma I and DePalma II, a “DePalma Company” and together, the “DePalma Companies” or “DePalma”), consummated the previously announced business combination (the “Business Combination” or the “DePalma Business Combination”) pursuant to the terms of the Business Combination Agreement, dated February 14, 2023, by and among the foregoing parties (the “Business Combination Agreement” or the “DePalma Business Combination Agreement”). In connection with the Closing of the Business Combination, among other things, (i) New MAC and the DePalma Companies effected a series of reorganization transactions, resulting in New MAC becoming the majority owner of the DePalma Companies, and (ii) Merger Sub merged with and into MAC (the “Merger”), with MAC surviving the Merger as a wholly-owned subsidiary of New MAC. On April 10, 2025, New MAC’s shares of common stock, par value $0.0001 per share, and warrants, each representing the right to purchase a share of common stock of New MAC, began trading on the OTCQX® Best Market (the “OTC Markets”) under the symbols “MGTE” and “MGTEW”, respectively.

Unless context otherwise requires, references to the “Company,” “New MAC,” “our,” “us” or “we” in this Quarterly Report on Form 10-Q refer to Marblegate Capital Corporation.

Further information regarding the Business Combination is set forth in the definitive proxy statement/prospectus included in the Registration Statement of the Company and DePalma Companies on Form S-4 (File No. 333-283675) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 7, 2025.

Except as otherwise expressly provided herein, the information in this Quarterly Report on Form 10-Q does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (‘Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
our ability to realize the benefits expected from the Business Combination;
•
the limited liquidity and trading of our securities;
•
our ability to subsequently obtain the listing of our common stock and warrants on a national securities exchange (e.g., the New York Stock Exchange or the Nasdaq Stock Market) when we are eligible;
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
•
the impact from changes in policies and regulations as a result of the new presidential administration; and
•
other factors detailed in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on April 10, 2025 and this Quarterly Report on Form 10-Q, including those in the sections entitled “Risk Factors.”

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

ii

Except as required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Index to Financial Statements

Page
Marblegate Capital Corporation	2

Consolidated Financial Statements of Marblegate Capital Corporation as of March 31, 2025 (Unaudited) and December 31, 2024 and for the three months ended March 31, 2025 and 2024 (Unaudited)

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Stockholders’ Deficit	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

DePalma Acquisition I LLC	11

Consolidated Financial Statements of DePalma Acquisition I LLC as of March 31, 2025 (Unaudited) and December 31, 2024 and for the three months ended March 31, 2025 and 2024 (Unaudited)

Consolidated Balance Sheets	12
Consolidated Statements of Operations	13
Consolidated Statements of Changes in Members’ Capital	14
Consolidated Statements of Cash Flows	15
Notes to Consolidated Financial Statements	16

DePalma Acquisition II LLC	26

Consolidated Financial Statements of DePalma Acquisition II LLC as of March 31, 2025 (Unaudited) and December 31, 2024 and for the three months ended March 31, 2025 and 2024 (Unaudited)

Consolidated Balance Sheets	27
Consolidated Statements of Operations	28
Consolidated Statements of Changes in Members’ Capital	29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31

Marblegate Acquisition Corporation	47

Condensed Financial Statements of Marblegate Acquisition Corporation as of March 31, 2025 (Unaudited) and December 31, 2024 and for the three months ended March 31, 2025 and 2024 (Unaudited)

Condensed Balance Sheets	48
Condensed Statements of Operations	49
Condensed Statements of Changes in Stockholders’ Deficit	50
Condensed Statements of Cash Flows	51
Notes to Condensed Financial Statements	52

Marblegate Capital Corporation

Marblegate Capital Corporation

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Total assets	$—	$—
Liabilities and Stockholders' Deficit
Liabilities:
Accrued expenses	$133,391	$45,522
Due to related party	19,750	16,000
Total liabilities	153,141	61,522
Commitments and Contingencies (Note 5)
Stockholders' Deficit
1,000 shares of Common Stock authorized, $0.001 par value; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Accumulated deficit	(153,141)	(61,522)
Total stockholders' deficit	(153,141)	(61,522)
Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$91,619	$—
Loss from operations	(91,619)	—
Net loss	$(91,619)	$—
Net loss per share, basic and diluted	$—	$—
Weighted average shares outstanding, basic and diluted	—	—

See accompanying notes to unaudited consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

	Common Stock
	Shares	Amount	Accumulated Deficit	Stockholders' Deficit
Balance - January 1, 2025	—	$—	$(61,522)	$(61,522)
Net loss	—	—	(91,619)	(91,619)
Balance - March 31, 2025	—	$—	$(153,141)	$(153,141)

	Common Stock
	Shares	Amount	Accumulated Deficit	Stockholders' Deficit
Balance - January 1, 2024	—	$—	$(17,197)	$(17,197)
Net loss	—	—	—	—
Balance - March 31, 2024	—	$—	$(17,197)	$(17,197)

See accompanying notes to unaudited consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(91,619)	$—
Changes in operating assets and liabilities:
Due to related party	3,750	—
Accrued expenses	87,869	—
Net cash used in operating activities	—	—
Net change in cash	—	—
Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

Marblegate Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

1. Description of Organization and Business Operations

Marblegate Capital Corporation (the “Company” or “New MAC”) is a Delaware corporation, formed by Marblegate Acquisition Corporation (“MAC” or “Parent”) on February 2, 2023 (inception) to be the surviving company in connection with a business combination (as defined below). The Company has no prior operating activities.

MAC Merger Sub, Inc. (“Merger Sub”) is a newly-formed Delaware corporation formed on February 6, 2023, and a wholly owned subsidiary of New MAC. The Merger Sub was formed solely for the purpose of effectuating a business combination (as defined below) and it did not own any material assets or conduct any business activities other than activities incidental to effectuating the business combination.

Business Combination Agreement

On February 14, 2023, New MAC and Merger Sub entered into a business combination agreement (the “BCA”) with MAC, Marblegate Asset Management, LLC, DePalma Acquisition I LLC (“DePalma I”), and DePalma Acquisition II LLC (“DePalma II” and together, with DePalma I, the “DePalma Companies”), pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in New MAC becoming a public company (the “Business Combination”). The closing of the Business Combination was subject to the satisfaction or waiver of certain conditions defined in the BCA, including, among others, approval by MAC shareholders and the approval for listing the New MAC Common Stock to be issued in connection with the Business Combination. The Business Combination received the requisite stockholder approval on March 25, 2025 and closed on April 7, 2025. See Note 5 and Note 7 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The unaudited consolidated financial statements include the accounts of New MAC and its wholly-owned subsidiary. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. All intercompany transactions and balances have been eliminated in the consolidation.

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

Use of Estimates

Unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision was deemed to be de minimis for the three months ended March 31, 2025 and 2024.

Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per common stock for the periods presented.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

3. Stockholders’ Deficit

The Company was initially authorized to issue 1,000 shares of common stock, with a par value of $0.001 per share (the “Common Stock”). As of March 31, 2025 and December 31, 2024, there were no shares of Common Stock issued and outstanding. In connection with the closing of the Business Combination on April 7, 2025, a total of 73,914,402 shares of New MAC Common Stock were issued and outstanding. See Note 5 and Note 7 for additional information.

4. Related Party Transactions

The DePalma Companies provide advances for the Company’s operating and registration costs that are later reimbursed to the DePalma Companies. As of March 31, 2025 and December 31, 2024, the Company had a balance of $19,750 and $16,000, respectively, due to the DePalma Companies which is included in due to related party on the consolidated balance sheets.

5. Commitments and Contingencies

Business Combination Agreement

On February 14, 2023, New MAC, entered into a business combination agreement with MAC, Marblegate Asset Management, and the DePalma Companies, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that will result in New MAC becoming a public company. The Business Combination received the requisite stockholder approval on March 25, 2025 and closed on April 7, 2025.

Pursuant to the BCA, among other things:

i.
Immediately prior to the consummation of the transactions contemplated by the BCA, New MAC and the DePalma Companies effected a series of reorganization transactions, resulting in New MAC becoming the majority owner of the DePalma Companies (the “Pre-Closing Transactions”); and
ii.
Merger Sub merged with and into MAC (the “Merger”), with MAC surviving the Merger as a wholly-owned subsidiary of New MAC, in accordance with the terms and subject to the conditions of the BCA; and
iii.
Upon the effectiveness of the DePalma Merger (the “Effective Time”), (x) each share of Class A common stock issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive the Company Per Share Consideration (as defined below); (y) each share of Class B common stock issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive the Company Per Share Consideration, and (z) each warrant of the Company outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive one warrant of New MAC, with New MAC assuming MAC’s obligations under the existing warrant agreement.

The aggregate consideration transferred to the DePalma equityholders at the closing of the Business Combination was approximately $629.5 million, including the Minimum Cash Amount, which resulted in the issuance of 62,954,464 shares of New MAC common stock to the DePalma equityholders. Further, giving effect to the Business Combination, the outstanding shares of MAC were exchanged for

10,959,938 shares of New MAC common stock, resulting in a total of 73,914,402 shares of New MAC common stock outstanding as of the closing of the Business Combination.

6. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Company’s Chief Executive Officer is the Company’s CODM.

Prior to closing of the Business Combination, the Company is non-revenue generating formed solely for the purpose of effectuating a contemplated business combination. The CODM views the Company’s operations and manages expenses incurred on a consolidated basis. Accordingly, the Company has a single reporting segment. The CODM assesses performance of the reportable segment and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations as consolidated net loss. The Company does not have intra-entity transfers.

7. Subsequent Events

The Company has evaluated subsequent events through May 15, 2025, the date these unaudited consolidated financial statements were issued.

On April 5, 2025, the parties to the Business Combination entered into a waiver to the Business Combination Agreement to waive the listing condition set forth in Section 7.3(d) of the Business Combination Agreement that had required the Nasdaq market exchange to have approved the Company’s listing application.

Immediately prior to the consummation of the Business Combination, on April 7, 2025, as contemplated by the Business Combination Agreement, the Company and the DePalma Companies effected a series of reorganization transactions, resulting in the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies.

The Business Combination closed on April 7, 2025. On April 10, 2025, the Company’s common stock and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively.

DePalma Acquisition I LLC

DePalma Acquisition I LLC

Consolidated Balance Sheets

(Stated in United States Dollars)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$8,372,467	$2,364,279
Interest receivable	1,156,177	1,183,075
Due from related party	19,750	16,000
Total current assets	9,548,394	3,563,354
Loans held for investment, at fair value	212,026,685	278,571,140
Total assets	$221,575,079	$282,134,494

Liabilities:
Current liabilities:
Service fee payable	$452,832	$1,181,227
Loan payments received in advance	371,413	72,849
Due to related party	356,083	—
Accrued professional fees	1,296,071	608,421
Accrued expenses and other current liabilities	272,426	124,730
Total liabilities	2,748,825	1,987,227

Commitments and contingencies (See Note 2)

Total members’ capital (537,003,295 Units outstanding)	218,826,254	280,147,267
Total liabilities and members' capital	$221,575,079	$282,134,494

See accompanying notes to unaudited consolidated financial statements.

DePalma Acquisition I LLC

Consolidated Statements of Operations (Unaudited)

(Stated in United States Dollars)

	Three Months Ended March 31,
	2025	2024
Revenue:
Interest income	$2,966,825	$3,626,384
Other revenue	194,828	1,776,648
Total revenue	3,161,653	5,403,032

Operating expenses:
Service fee expense	1,050,000	1,200,000
Professional fees	1,466,096	1,180,501
General and administrative	67,803	56,752
Total operating expenses	2,583,899	2,437,253
Income from operations	577,754	2,965,779

Other expense:
Losses on loans held for investment, net	(3,133,102)	(50,448)
Total other expense	(3,133,102)	(50,448)

Net (loss) income	$(2,555,348)	$2,915,331

(Loss) earnings per unit - basic and diluted	$(0.00)	$0.01
Weighted average units outstanding - basic and diluted	537,003,295	537,003,295

See accompanying notes to unaudited consolidated financial statements.

DePalma Acquisition I LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Stated in United States Dollars)

	Total Members' Capital
	Units	Amount
Balance, January 1, 2024	537,003,295	$368,518,083
Net income	—	2,915,331
Capital contributions - related parties (See Note 7)	—	3,500,000
Capital distributions - related parties (See Note 7)	—	(13,825,000)
Balance, March 31, 2024	537,003,295	$361,108,414

	Total Members' Capital
	Units	Amount
Balance, January 1, 2025	537,003,295	$280,147,267
Net loss	—	(2,555,348)
Capital distributions - related parties (See Note 7)	—	(58,765,665)
Balance, March 31, 2025	537,003,295	$218,826,254

See accompanying notes to unaudited consolidated financial statements.

DePalma Acquisition I LLC

Consolidated Statements of Cash Flows (Unaudited)

(Stated in United States Dollars)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,555,348)	$2,915,331
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Losses on loans held for investment, net	3,133,102	50,448
Changes in operating assets and liabilities:
Interest receivable	26,898	20,085
Due from related party (See Note 7)	(3,750)	—
Service fee payable	(728,395)	(837,289)
Loan payments received in advance	298,564	(262,086)
Due to related party (See Note 7)	356,083	—
Accrued professional fees	687,650	302,317
Accrued expenses and other liabilities	147,696	61,736
Net cash provided by operating activities	1,362,500	2,250,542

Cash flows from investing activities:
Loan repayments	4,645,688	2,496,195
Purchases of Non-MRP+ loans	—	(2,825,000)
Net cash provided by (used in) investing activities	4,645,688	(328,805)

Net increase in cash and cash equivalents	6,008,188	1,921,737
Cash and cash equivalents, at beginning of period	2,364,279	35,735,250
Cash and cash equivalents, at end of period	$8,372,467	$37,656,987

Supplemental disclosure of non-cash financing activities:
In-kind distribution of MRP+ loans to related parties (See Note 7)	$53,480,665	$—
In-kind distribution of medallions to related parties (See Note 7)	$5,285,000	$13,825,000
In-kind contribution of medallions from related parties (See Note 7)	$—	$3,500,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DePalma Acquisition I LLC

Notes to Consolidated Financial Statements (Unaudited)

1. Organization

DePalma Acquisition I LLC (“DePalma”) is a Delaware limited liability company which was formed on February 23, 2018, and commenced operations on March 29, 2018. DePalma has investments in DePalma Acquisition I Grantor Trust and DePalma Acquisition I Grantor Trust II (together, the “Trusts”), which are wholly owned, and established to issue certificates to their holders, to acquire certain assets, primarily loans secured by taxi medallions, to enter into certain contracts in connection therewith, and to engage in those activities that are necessary, suitable or convenient to accomplish the foregoing. The financial position and results of operations of the Trusts have been consolidated with those of DePalma. The objective of DePalma is to achieve superior risk-adjusted returns through investing all of its assets in opportunistic investments in the taxi industry, including but not limited to, loans secured by taxi medallions.

The performance of the portfolio taxi medallion loans may be impacted by external factors including, but not limited to, general macroeconomic conditions, the state of the taxi industry, governmental initiatives and so forth.

On March 9, 2021, the City of New York announced the Medallion Relief Program (“MRP”) to assist economically distressed individual taxi medallion owners. The purpose of the MRP is to support the recovery of the taxi industry in the City of New York and return taxis to service by providing relief to owners of taxi medallions who are currently unable to make debt service payments on loans issued by participating lenders and incurred to purchase such medallions. The MRP helps eligible medallion owners restructure their outstanding debt to more sustainable levels on more favorable terms. The MRP allocated $65 million in federal grant money from the American Rescue Plan Act of 2021 to provide a $20,000 per medallion principal reduction payment and up to $9,000 in monthly debt relief payments in connection with the restructuring of taxi medallion loans to reduce principal balances and lower monthly payments for taxi medallion owners.

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

DePalma became a participating lender in the MRP+ program in 2021 and correspondingly, restructured medallion loans for eligible borrowers. Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more will be reduced to an initial principal balance of $200,000 and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less will have a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible medallion loan exceed $170,000 per medallion. Further, MRP+ loans have a maturity date of 25 years from the date of restructuring, accrue interest at an annual rate of 7.3%, and require fixed monthly payments.

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

As of March 31, 2025 and December 31, 2024, Marblegate Special Opportunities Master Fund, L.P., Marblegate Strategic Opportunities Master Fund, LP, Marblegate Partners Master Fund I, L.P., Marblegate Tactical Master Fund I, L.P., Marblegate Cobblestone Master Fund I, LP, and Marblegate Tactical III Master Fund I, L.P. owned 12.87%, 18.35%, 5.25%, 16.28%, 12.74%, and 34.51%, respectively, of DePalma.

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

Business Combination Agreement

On February 14, 2023, DePalma and DePalma Acquisition II LLC (“DePalma II” and together, with DePalma, the “DePalma Companies”), entered into a business combination agreement (the “BCA”) with Marblegate Acquisition Corp. (“MAC”), a Delaware corporation, Marblegate Asset Management, LLC, Marblegate Capital Corporation (“New MAC”), a Delaware corporation, and MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in New MAC becoming a public company (the “Business Combination”). The closing of the Business Combination was subject to the satisfaction or waiver of certain conditions defined in the BCA, including, among others, approval by MAC shareholders and the approval for listing the New MAC Common Stock to be issued in connection with the Business Combination. The Business Combination received the requisite stockholder approval on March 25, 2025 and closed on April 7, 2025. See Note 9 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements are stated in United States Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of DePalma and its wholly-owned subsidiaries. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of DePalma’s financial position and results of operations as of and for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. All intercompany transactions and balances have been eliminated in the consolidation.

The following is a summary of the significant accounting policies followed by DePalma in the preparation of its unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with DePalma’s operating agreement and LLC agreement, and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024.

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

Loan Payments Received in Advance

Under the MRP+, eligible borrowers reduced their loan balances as described in Note 1. Payments received for loans that were not restructured as of March 31, 2025 were considered to be received in advance as payment was not yet due on the restructured loan contract and are reported in loan payments received in advance on the Consolidated Balance Sheets. In addition, partial payments received from borrowers that are not yet applied to the loan balance are reported in loan payments received in advance.

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

DePalma recognizes gains and losses upon sale, or foreclosure, of loans held for investment, at fair value. Gains and losses on loans held for investment, at fair value are recorded within gains (losses) on loans held for investment, net in the Consolidated Statements of Operations and reported as both the difference between the sale proceeds and the carrying value of a loan, and a loan entering the MRP+ program as a result of the restructuring of the loan’s principal. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. Prior period changes in fair value have been included in the carrying value of such loans up until foreclosure. Changes in fair value of loans are reported within gains (losses) on loans held for investment, net on the Consolidated Statements of Operations.

Interest income is generally recorded on the accrual basis. Interest income on non-accrual loans is recognized within interest income when cash is received. Interest income previously accrued but not paid on loans that have been placed on non-accrual status is reversed.

Taxi medallion loans are placed on non-accrual status when, based on current information and events, there is doubt as to the collectibility of interest or principal due according to the contractual terms of the original loan agreement, unless management has determined that they are both well-secured and in the process of collection. Generally, loans are placed on non-accrual status when they are greater than 90 days past due. MRP+ loans in which payments are being received from the Reserve Fund are placed on non-accrual status. During the three months ended March 31, 2025, DePalma changed its general methodology for placing loans on non-accrual status from 30 days past due to 90 days past due to align with industry practice. The effect of this change in accounting policy has been applied retrospectively and did not have an impact on amounts previously reported in the Consolidated Balance Sheets, Consolidated Statements of Operations, or Statements of Cash Flows. See Note 4 for additional information.

If the medallion collateral is foreclosed on, DePalma recognizes the collateral at its fair value less foreclosures related costs, and the collateral is distributed out to the Members.

Other revenue in the Consolidated Statements of Operations is comprised of restructuring fees paid by borrowers as part of the MRP+ program, payments received from the Reserve Fund that are not applied to a borrower’s loan balance, fees received in connection with non-MRP+ restructurings and settlements, and the resolution of certain litigation and bankruptcy proceedings. Other revenue is recognized when cash is received based on the non-accrual status of loans being restructured.

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

Loan Servicing Fees

DePalma pays a servicing fee to Field Point, under a loan servicing agreement. Fees paid during the three months ended March 31, 2025 and 2024 amounted to $1,050,000 and $1,200,000, respectively, and are included in the Consolidated Statements of Operations as service fee expense.

Earnings (Loss) per Unit

Basic earnings (loss) per unit is computed by dividing net income (loss) by the weighted average number of units outstanding. There were no dilutive securities for the three months ended March 31, 2025 and 2024.

The following table sets forth the computation of basic and diluted earnings (loss) per unit:

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(2,555,348)	$2,915,331
Weighted average units outstanding - basic and diluted	537,003,295	537,003,295
(Loss) earnings per unit - basic and diluted	$(0.00)	$0.01

Income Taxes

DePalma is treated as a partnership for U.S. tax purposes and therefore is not subject to federal, state, or local income taxes. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying unaudited consolidated financial statements. DePalma applies the provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for and reporting of income tax uncertainties, and requires additional disclosures related to uncertain income tax positions. ASC 740 requires that DePalma determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, DePalma presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. DePalma classifies interest and penalties associated with uncertain tax positions, if any, within income tax expense. DePalma is subject to other state and local tax in New York. As of March 31, 2025, the earliest year DePalma remains subject to examination by the Internal Revenue Service is for tax year December 31, 2021.

In accordance with provisions set forth in ASC 740, DePalma has evaluated its tax positions, including interest and penalties, for all open tax years and concluded that the application of ASC 740 had no effect on its financial position, results of operations or cash flows. Based on DePalma’s analysis, no provision for income taxes is required as of March 31, 2025 and December 31, 2024.

Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, DePalma had no unfunded loan commitments. In the normal course of business, DePalma enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. DePalma’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against DePalma that have not yet occurred. However, based on experience, DePalma expects the risk of loss to be remote.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, with early adoption permitted. DePalma is currently evaluating this guidance to determine the impact it may have on its unaudited consolidated financial statements and related disclosures.

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

March 31, 2025	Level 1	Level 2	Level 3	Amount at Fair Value
Loans held for investment, at fair value
Private Loans:
MRP+ Loans	$—	$—	$142,133,307	$142,133,307
Non-MRP+ Loans	—	—	69,893,378	69,893,378
Total loans held for investment, at fair value	$—	$—	$212,026,685	$212,026,685

December 31, 2024	Level 1	Level 2	Level 3	Amount at Fair Value
Loans held for investment, at fair value
Private Loans:
MRP+ Loans	$—	$—	$201,105,936	$201,105,936
Non-MRP+ Loans	—	—	77,465,204	77,465,204
Total loans held for investment, at fair value	$—	$—	$278,571,140	$278,571,140

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs:

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2024	$211,294,011	$123,059,089
Transfers into MRP+ Program	1,146,284	(1,146,284)
(Losses) gains on loans held for investment, net	(153,600)	3,321,204
Loan repayments	(6,280,759)	(10,378,805)
Purchase of Non-MRP+ loans	—	2,825,000
In-kind contributions of medallions from related parties	—	4,025,000
In-kind distributions of medallions to related parties	(4,900,000)	(44,240,000)
Balance as of December 31, 2024	$201,105,936	$77,465,204
Gains (losses) on loans held for investment, net	959,745	(4,092,847)
Loan repayments	(1,551,709)	(3,093,979)
In-kind distributions of MRP+ loans to related parties	(53,480,665)	—
In-kind distributions of medallions to related parties	(4,900,000)	(385,000)
Balance as of March 31, 2025	$142,133,307	$69,893,378

Net change in estimated fair value from Level 3 loans still held at March 31, 2025, included in losses on loans held for investment, net on the Consolidated Statements of Operations was a net decrease of $3,652,326 for the three months ended March 31, 2025. Net change in estimated fair value from Level 3 loans still held at March 31, 2024, included in losses on loans held for investment, net on the Consolidated Statements of Operations was a net decrease of $510,927 for the three months ended March 31, 2024.

With respect to instruments valued by management, the valuation techniques employed are an income approach reflecting a discounted cash flow analysis, and a market approach that includes market transactions.

The following table summarizes the valuation techniques and significant unobservable inputs used for DePalma’s assets that are categorized within Level 3 of the fair value hierarchy as of March 31, 2025:

Loans held for investment, at fair value	Fair Value	Approach	Unobservable Input	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$142,133,307	Income Approach[1]	Discount Rate[2]	8.00%	8.00%	8.00%
Non-MRP+ Loans - NYC	59,305,196	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	10,588,182	Market Approach	Market Medallion Price	$9,000	$12,000	$10,193
Total	$212,026,685

1.
Used to value MRP+ loan cash flows.
2.
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
3.
The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $81,667 to $150,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of March 31, 2025, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
4.
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
5.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The following table summarizes the valuation techniques and significant unobservable inputs used for DePalma’s assets that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024:

Loans held for investment, at fair value	Fair Value	Approach	Unobservable Input	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$201,105,936	Income Approach[1]	Discount Rate[2]	8.25%	8.25%	8.25%
Non-MRP+ Loans - NYC	60,995,794	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	16,469,410	Market Approach	Market Medallion Price	$10,000	$12,000	$10,735
Total	$278,571,140

1.
Used to value MRP+ loan cash flows.
2.
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
3.
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
4.
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
5.
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

4. Loans Held for Investment, at Fair Value

As mentioned in Note 2, DePalma’s loan portfolio consists of loans that are collateralized primarily by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Total principal balance outstanding	$835,526,034	$917,680,364
Adjustment to reduce loans to fair value	(623,499,349)	(639,109,224)
Total loans held for investment, at fair value	$212,026,685	$278,571,140

The following table shows the major classifications of loans held for investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024(1)
Loans held for investment, at fair value
MRP+ Loans (NYC)
Current	$131,146,590	$133,803,194
Non-accrual	10,986,717	67,302,742
Non-MRP+ Loans (NYC):
Current	26,540,836	22,352,238
Non-accrual	32,764,360	38,643,556
Non-MRP+ Loans (Other):
Current	452,831	114,285
Non-accrual	10,135,351	16,355,125
Total loans held for investment, at fair value	$212,026,685	$278,571,140

The aggregate fair value and outstanding principal balances of taxi medallion loans that were on non-accruals status were as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024(1)
Total principal balance outstanding	$638,113,073	$734,306,936
Adjustment to reduce loans to fair value	(584,226,645)	(612,005,513)
Total non-accrual loans, at fair value	$53,886,428	$122,301,423

(1) The tables above reflect the retrospective application of the change in accounting methodology for placing loans on non-accrual status from 30 days past due to 90 days past due, as further detailed in Note 2.

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

The CODM assesses financial condition and segment operating results to allocate resources and assess segment profitability consistent with its significant accounting policies and results presented within these unaudited consolidated financial statements, including net (loss) income on the Consolidated Statements of Operations and total assets on the Consolidated Balance Sheets. In addition, the CODM reviews significant expenses consisting of those reported on the Consolidated Statements of Operations.

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

DePalma may have investments in loans and other interests acquired through both assignments and/or participations. As with other types of debt instruments, such interests involve the risk of loss in the case of default or insolvency of the borrower, particularly if the borrowing is unsecured. When purchasing loan participations, DePalma may also assume the credit risk associated with a bank or other financial intermediary administering principal and interest payments and crediting such to DePalma as the holder of the loan. Disposal of these loan interests may involve time consuming negotiations and expenses, and prompt sale at an acceptable price may be difficult. As of March 31, 2025 and December 31, 2024, all loans were owned on assignment.

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

7. Related Party Transactions

DePalma II, an entity under the same ownership that operates alongside DePalma, was established to hold medallion assets that may produce effectively connected income. Due to some Member sensitivities around effectively connected income, upon foreclosure of a loan or surrender agreement, the underlying medallion collateral for the loan will be distributed out (in-kind) to the Members and their respective feeders who then contribute the medallion collateral (in-kind) into DePalma II, which is less sensitive to effectively connected income. The Members of DePalma II have embedded in their fund structures a subchapter C corporation interposed within the applicable fund’s structure, in which the corporation pays corporate level tax. This insulates those investors that are effectively connected income-sensitive from direct taxes with respect to the medallions. Such investors do, however, bear the tax indirectly as indirect owners of the C corporation. DePalma, via its Members, distributed taxi medallions with a fair value of $5,285,000 and $13,825,000 in-kind into DePalma II as a result of foreclosures and paydown and surrender agreements during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, DePalma II, via its members, contributed taxi medallions with a fair value of $0 and $3,500,000, respectively, in-kind into DePalma as a result of the reinstatement of certain taxi medallion loans and return of collateral to the borrower. In addition, during the three months ended March 31, 2025 and 2024, DePalma I, via its members, distributed MRP+ loans in-kind into DePalma II with a fair value of $53,480,665 and $0, respectively. The above transactions were reflected as in-kind contributions and distributions at the Members’ level.

In certain instances, DePalma will provide working capital to DePalma II and DePalma II will reimburse DePalma in a timely manner. When such transactions occur, the amounts are initially shown as due from related party in the Consolidated Balance Sheets. In addition, DePalma may, via its Members, distribute capital to DePalma II that is not reimbursable to DePalma. As of March 31, 2025 and December 31, 2024, no amounts are due from DePalma II within due from related party on the Consolidated Balance Sheets.

In certain instances, DePalma will receive payments from borrowers for loans that are held by DePalma II which DePalma I will reimburse to DePalma II in a timely manner. As of March 31, 2025 and December 31, 2024, DePalma had a balance due to DePalma II within due to related party on the Consolidated Balance Sheets of $356,083 and $0, respectively.

In addition, DePalma may provide advances to New MAC for operating and registration costs that are later reimbursed to DePalma. As of March 31, 2025 and December 31, 2024, DePalma had a balance due from New MAC within due from related party on the Consolidated Balance Sheets of $19,750 and $16,000, respectively.

DePalma makes capital distribution payments to its Members at the discretion of the Investment Manager. During the three months ended March 31, 2025 and 2024, DePalma did not make any payments for capital distributions to its Members.

8. Members’ Capital

Allocation of profits and losses

Net income or loss is allocated to the Members pro rata in proportion to their respective capital balance. Management and performance fees are charged directly to the Members at their respective funds and are not charged to DePalma.

Contributions

Units are issued to the Members for contributions made to DePalma pursuant to the LLC Agreement. See Note 1 for additional information.

Distributions

Distributions to Members are made at the times and amounts determined by the Members in proportion to the Members’ respective Units.

9. Subsequent Events

The Members have evaluated subsequent events through May 15, 2025, the date these unaudited consolidated financial statements were issued.

On April 5, 2025, the parties to the Business Combination entered into a waiver to the Business Combination Agreement to waive the listing condition set forth in Section 7.3(d) of the Business Combination Agreement that had required the Nasdaq market exchange to have approved the Company’s listing application.

Immediately prior to the consummation of the Business Combination, on April 7, 2025, as contemplated by the Business Combination Agreement, the parties to the Business Combination effected a series of reorganization transactions, resulting in New MAC becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies.

The Business Combination closed on April 7, 2025. On April 10, 2025, New MAC’s common stock and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively.

DePalma Acquisition II LLC

DePalma Acquisition II LLC

Consolidated Balance Sheets

(Stated in United States Dollars)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,806,407	$32,809,108
Interest receivable	19,801	17,297
Due from related party	356,083	—
Prepaid expenses and other current assets	96,231	247,993
Total current assets	27,278,522	33,074,398
Loans held for investment, at fair value	56,322,043	2,426,821
Property and equipment, net	11,263,463	5,121,277
Operating lease right-of-use asset, net	4,822,145	4,909,944
Intangible assets	350,302,113	345,351,345
Total assets	$449,988,286	$390,883,785

Liabilities:
Current liabilities:
Deposit liability - related party (See Notes 4 and 12)	$7,963,053	$7,085,772
Loan payments received in advance	445,583	—
Operating lease liability, current portion	323,160	314,920
Accrued professional fees	120,199	280,286
Accrued expenses and other current liabilities	309,098	187,619
Total current liabilities	9,161,093	7,868,597
Operating lease liability, net of current portion	4,518,310	4,602,754
Other liabilities	393,750	131,250
Total liabilities	14,073,153	12,602,601

Commitments and contingencies (See Note 2)

Total members’ capital (87,411,513 Units outstanding)	435,915,133	378,281,184
Total liabilities and members' capital	$449,988,286	$390,883,785

See accompanying notes to unaudited consolidated financial statements.

DePalma Acquisition II LLC

Consolidated Statements of Operations (Unaudited)

(Stated in United States Dollars)

	Three Months Ended March 31,
	2025	2024
Revenue:
Interest income	$319,401	$14,330
Other revenue	1,107,870	—
Total revenue	1,427,271	14,330

Operating expenses:
Depreciation expense	539,222	462,600
Professional fees	870,752	521,184
General and administrative	361,196	50,696
Fleet servicing fees, net	1,124,489	—
Total operating expenses	2,895,659	1,034,480
Loss from operations	(1,468,388)	(1,020,150)
Other income:
Gains from disposal of medallions	65,768	54,000
Gains on loans held for investment, net	270,904	—
Total other income	336,672	54,000

Net loss	$(1,131,716)	$(966,150)

Loss per unit - basic and diluted	$(0.01)	$(0.01)
Weighted average units outstanding - basic and diluted	87,411,513	87,411,513

See accompanying notes to unaudited consolidated financial statements.

DePalma Acquisition II LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Stated in United States Dollars)

	Total Members' Capital
	Units	Amount
Balance, January 1, 2024	87,411,513	$303,054,764
Net loss	—	(966,150)
Capital distributions - related parties (See Note 12)	—	(3,500,000)
Capital contributions - related parties (See Note 12)	—	13,825,000
Balance, March 31, 2024	87,411,513	$312,413,614

	Total Members' Capital
	Units	Amount
Balance, January 1, 2025	87,411,513	$378,281,184
Net loss	—	(1,131,716)
Capital contributions - related parties (See Note 12)	—	58,765,665
Balance, March 31, 2025	87,411,513	$435,915,133

See accompanying notes to unaudited consolidated financial statements.

DePalma Acquisition II LLC

Consolidated Statements of Cash Flows (Unaudited)

(Stated in United States Dollars)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,131,716)	$(966,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	539,222	462,600
Noncash portion of fleet servicing fees	262,500	—
Gains from disposal of medallions	(65,768)	(54,000)
Gains on loans held for investment, net	(270,904)	—
Changes in operating assets and liabilities:
Interest receivable	(2,504)	(4,251)
Due from related party	(356,083)	—
Prepaid expenses and other current assets	151,762	—
Operating lease right-of-use asset, net	87,799	—
Loan payments received in advance	445,583	—
Deposit liability - related party (See Notes 4 and 12)	877,281	861,185
Operating lease liability	(76,204)	—
Accrued professional fees	(160,087)	(250,708)
Accrued expenses and other liabilities	121,479	157,745
Net cash provided by operating activities	422,360	206,421

Cash flows from investing activities:
Medallion sale down payment received (See Note 5)	—	10,000
Medallion settlement payments received - related parties (See Notes 5 and 12)	400,000	—
Purchases of vehicles	(6,681,408)	—
Origination of Non-MRP+ loans - related parties (See Notes 5 and 12)	(165,000)	(333,000)
Loan repayments	21,347	355
Net cash used in investing activities	(6,425,061)	(322,645)

Net decrease in cash and cash equivalents	(6,002,701)	(116,224)
Cash and cash equivalents, at beginning of period	32,809,108	493,223
Cash and cash equivalents, at end of period	$26,806,407	$376,999

Supplemental disclosure of non-cash investing and financing activities:
In-kind contribution of MRP+ loans from related parties (See Note 12)	$53,480,665	$—
In-kind contribution of medallions from related parties (See Note 12)	$5,285,000	$13,825,000
In-kind distribution of medallions to related parties (See Note 12)	$—	$3,500,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DePalma Acquisition II LLC

Notes to Consolidated Financial Statements (Unaudited)

1. Organization

DePalma Acquisition II LLC (“DePalma II”) is a Delaware limited liability company which was formed on February 23, 2018, and commenced operations on March 29, 2018. DePalma II invested in numerous wholly-owned limited liability companies (“Mini-LLCs”) which were incorporated in New York or Delaware, to hold at least two taxi medallions each. The financial position and results of operations of the Mini-LLCs have been consolidated with those of DePalma II. The Mini-LLCs are treated as disregarded entities for tax purposes. In September 2024, DePalma II formed a wholly-owned subsidiary, Yelo Cab LLC (“Yelo”), which was established to support DePalma II’s taxi medallion and vehicle operations. The objective of DePalma II is to achieve superior risk-adjusted returns through investing all of its assets in opportunistic investments in the taxi industry, including taxi medallions and loans secured by taxi medallions.

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

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more will be reduced to an initial principal balance of $200,000 and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less will have a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible medallion loan exceed $170,000 per medallion. Further, MRP+ loans have a maturity date of 25 years from the date of restructuring, accrue interest at an annual rate of 7.3%, and require fixed monthly payments.

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

As of March 31, 2025, and December 31, 2024, DePalma Dispatch Inc., Marblegate Strategic Opportunities Master Fund I, LP, Marblegate Partners Master Fund II, L.P., Marblegate Tactical Master Fund II, L.P., Marblegate Cobblestone Master Fund I, LP, and Marblegate Tactical III Master Fund II, L.P. owned 12.87%, 18.34%, 5.25%, 16.29%, 12.74% and 34.51%, respectively, of DePalma II.

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

Business Combination Agreement

On February 14, 2023, DePalma I and DePalma II (together, the “DePalma Companies”), entered into a business combination agreement (the “BCA”) with Marblegate Acquisition Corp. (“MAC”), a Delaware corporation, Marblegate Asset Management, LLC, Marblegate Capital Corporation (“New MAC”), a Delaware corporation, and MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in New MAC becoming a public company (the “Business Combination”). The closing of the Business Combination was subject to the satisfaction or waiver of certain conditions defined in the BCA, including, among others, approval by MAC shareholders and the approval for listing the New MAC Common Stock to be issued in connection with the Business Combination. The Business Combination received the requisite stockholder approval on March 25, 2025 and closed on April 7, 2025. See Note 14 for additional information.

Investment in Septuagint

In February 2019, DePalma II entered into a non-controlling joint venture with a third-party, Kirie Eleison Corp (“KE”), and formed Septuagint Solutions LLC (“Septuagint”). Septuagint is a Medallion Leasing Agent and Taxi Fleet operating company, licensed by the New York City Taxi and Limousine Commission as an agent/broker for managing New York City taxi medallions. DePalma II entered this venture in order to lease DePalma II medallions to a dedicated fleet of taxis managed by Septuagint in an effort to begin earning income on its medallions. The owners of KE have been in the business of managing taxis and can also monetize their medallions through Septuagint. Septuagint’s business is overseen by a board of directors comprised of two designated DePalma II members and two designated KE members. Septuagint was formed by issuance of units to its initial members for no monetary consideration, and was accompanied by funding via a promissory note from DePalma II. As of March 31, 2025 and December 31, 2024, DePalma II and KE each own 50% of Septuagint’s outstanding voting units. Septuagint was determined to be a variable interest entity (“VIE”) pursuant to Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), however it was determined that DePalma II was not the primary beneficiary from inception through March 31, 2025 as DePalma II does not have power to control the significant activities of Septuagint. Given the non-controlling nature of the relationship between DePalma II and Septuagint, Septuagint’s financial statements have not been consolidated with DePalma II. As of March 31, 2025, the investment in Septuagint is an equity method investment for which DePalma II has elected the fair value option. Since the formation of Septuagint, and as of March 31, 2025 and December 31, 2024, the fair value of DePalma II’s equity investment in Septuagint was $0. DePalma II remains exposed to risk of loss on this investment and other contractual arrangements with Septuagint. DePalma II has no other guarantees or exposures occurring outside of the normal course of business other than those disclosed herein.

On September 26, 2024, DePalma II provided notice to KE of its default under certain provisions of the Septuagint Operating Service Agreement (the “OSA”) and DePalma II’s intention to terminate its relationship with KE under the OSA and wind down Septuagint upon expiration of a 30-day cure period. On October 17, 2024, DePalma II and KE signed an amendment that eliminated Septuagint’s exclusive right to lease DePalma II’s medallions and provided for a transition period until December 15, 2024, and gave DePalma II the right to decide whether to wind down Septuagint or have KE transfer its 50% ownership interest in Septuagint to DePalma II or a designee. While the transition period originally expired on December 15, 2024, DePalma II and KE subsequently agreed to further extend the transition period through March 31, 2025. On March 31, 2025, DePalma II and KE agreed to further extend the transition period through April 30, 2025. On April 7, 2025, KE assigned all of its interests in Septuagint to DePalma II and the principals of KE resigned from the board of directors. See Notes 4 and 14 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements are stated in United States Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of DePalma II and its wholly-owned subsidiaries. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of DePalma II's financial position and results of operations as of and for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. All intercompany transactions and balances have been eliminated in the consolidation.

The following is a summary of the significant accounting policies followed by DePalma II in the preparation of its unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with DePalma II’s operating agreement and LLC agreement, and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024.

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

Indefinite-lived intangible assets are not amortized but instead tested for impairment. DePalma II evaluates indefinite-lived intangible assets for impairment annually on October 1st of each year or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. DePalma II evaluates its taxi medallions as a single unit of accounting for purposes of testing for impairment, as taxi medallions are homogeneous assets, which are interchangeable and have identical characteristics. In DePalma II’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, DePalma II determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. No impairment losses were recognized for the three months ended March 31, 2025, and 2024.

Gains and losses on the disposal of medallions are recorded in the Consolidated Statements of Operations and reported as the difference between the sale proceeds and the carrying value of a medallion on an average cost basis.

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

Long-lived assets, including property, plant and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that DePalma II considers in deciding when to perform an impairment review include significant changes in DePalma II’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant changes, or planned changes in DePalma II’s use of the assets and significant negative industry or economic trends. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized. For the three months ended March 31, 2025 and 2024, there were no indicators of impairment of the value of long-lived assets and no impairment losses were recognized.

Loan Payments Received in Advance

Under the MRP+, eligible borrowers reduced their loan balances as described in Note 1. Payments received for loans that were not restructured as of March 31, 2025, were considered to be received in advance as payment was not yet due on the restructured loan contract and are reported in loan payments received in advance in the Consolidated Balance Sheets. In addition, partial payments received from borrowers that are not yet applied to the loan balance are reported in loan payments received in advance.

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

DePalma II recognizes gains and losses upon sale, or foreclosure, of loans held for investment, at fair value. Gains and losses on loans held for investment, at fair value are recorded within gains (losses) on loans held for investment, net in the Consolidated Statements of Operations and reported as both the difference between the sale proceeds and the carrying value of a loan, and a loan entering the MRP+ program as a result of the restructuring of the loan’s principal. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. Prior period changes in fair value have been included in the carrying value of such loans up until foreclosure. Changes in fair value of loans are reported within gains (losses) on loans held for investment, net on the Consolidated Statements of Operations.

Interest income is generally recorded on the accrual basis. Interest income on non-accrual loans is recognized within interest income when cash is received. Interest income previously accrued but not paid on loans that have been placed on non-accrual status is reversed.

Taxi medallion loans are placed on non-accrual status when, based on current information and events, there is doubt as to the collectibility of interest or principal due according to the contractual terms of the original loan agreement, unless management has determined that they are both well-secured and in the process of collection. Generally, loans are placed on non-accrual status when they are greater than 90 days past due. MRP+ loans in which payments are being received from the Reserve Fund are placed on non-accrual status. During the three months ended March 31, 2025, DePalma II changed its general methodology for placing loans on non-accrual status from 30 days past due to 90 days past due to align with industry practice. The effect of this change in accounting policy did not have an impact on amounts previously reported in the Consolidated Balance Sheets, Consolidated Statements of Operations, or Statements of Cash Flows.

If the medallion collateral is foreclosed on, DePalma II recognizes the collateral at its fair value less foreclosure related costs.

Other revenue in the Consolidated Statement of Operations is comprised of restructuring fees paid by borrowers as part of the MRP+ program, payments received from the Reserve Fund that are not applied to a borrower’s loan balance, fees received in connection with the non-MRP+ restructuring and settlements, and the resolution of certain litigation and bankruptcy proceedings. Other revenue is recognized when cash is received based on the non-accrual status of loans being restructured.

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

Loss per Unit

Basic loss per unit is computed by dividing net loss by the weighted average number of units outstanding. There were no dilutive securities for the three months ended March 31, 2025 and 2024.

The following table sets forth the computation of basic and diluted loss per unit:

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,131,716)	$(966,150)
Weighted average units outstanding - basic and diluted	87,411,513	87,411,513
Loss per unit - basic and diluted	$(0.01)	$(0.01)

Income Taxes

DePalma II is treated as a partnership for U.S. tax purposes and therefore is not subject to federal, state, or local income taxes. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying unaudited consolidated financial statements. DePalma II applies the provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for and reporting of income tax uncertainties, and requires additional disclosures related to uncertain income tax positions. ASC 740 requires that DePalma II determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, DePalma II presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. DePalma II classifies interest and penalties associated with uncertain tax positions, if any, as income tax expense. DePalma II is subject to other state and local tax in New York. As of March 31, 2025, the earliest year DePalma II remains subject to examination by the Internal Revenue Service is for tax year December 31, 2021.

In accordance with provisions set forth in ASC 740, DePalma II has evaluated its tax positions, including interest and penalties, for all open tax years and concluded that the application of ASC 740 had no effect on its financial position, results of operations or cash flows. Based on DePalma II’s analysis, no provision for income taxes is required as of March 31, 2025 and December 31, 2024.

Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, DePalma II had no unfunded loan commitments. In the normal course of business, DePalma II enters into contracts that contain a variety of representations and warranties and which provide general indemnifications.

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

The following table presents information about DePalma II’s assets by levels within the valuation hierarchy. Refer to Note 5 for further detail on the industry and geographic concentration:

	Level 1	Level 2	Level 3	Amount at Fair Value
March 31, 2025
Assets:
Working Capital Note (See Note 4)	$—	$—	$—	$—
Loans held for investment, at fair value
Private loans:
MRP+ Loans	—	—	53,736,556	53,736,556
Non-MRP+ Loans - NYC	—	—	2,585,487	2,585,487
Total loans held for investment, at fair value	—	—	56,322,043	56,322,043
Total assets	$—	$—	$56,322,043	$56,322,043

	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2024
Assets:
Working Capital Note (See Note 4)	$—	$—	$—	$—
Loans held for investment, at fair value
Private loans:
Non-MRP+ Loans - NYC	—	—	2,426,821	2,426,821
Total loans held for investment, at fair value	—	—	2,426,821	2,426,821
Total assets	$—	$—	$2,426,821	$2,426,821

DePalma II recognizes its equity interest in Septuagint as an equity method investment to which DePalma II has elected the fair value option pursuant to ASC 825. As of March 31, 2025 and December 31, 2024, based on an assessment of Septuagint’s creditworthiness and uncertainty of ability to generate positive cash flows from operations, DePalma II determined the investment in Septuagint to be a Level 3 measurement with a fair value of $0.

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs:

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2024	$—	$473,400
Non-MRP+ loan financing for medallion sales	—	366,500
Origination of Non-MRP+ loans - related parties (See Note 12)	—	1,600,000
Loan repayments	—	(13,079)
Balance as of December 31, 2024	$—	$2,426,821
Origination of Non-MRP+ loans - related parties (See Note 12)	—	165,000
In-kind contributions of MRP+ loans - related parties (See Note 12)	53,480,665	—
Gains on loans held for investment, net	270,904	—
Loan repayments	(15,013)	(6,334)
Balance as of March 31, 2025	$53,736,556	$2,585,487

Net change in estimated fair value of Level 3 loans still held at March 31, 2025, included in gains on loans held for investment, net on the Consolidated Statements of Operations, was a net increase of $270,713 for the three months ended March 31, 2025. For the three months ended March 31, 2024, there was no net change in estimated fair value from Level 3 loans still held at March 31, 2024.

With respect to instruments valued by management, the valuation techniques employed are an income approach reflecting a discounted cash flow analysis, and a market approach that includes market transactions.

The following table summarizes the valuation techniques and significant unobservable inputs used for DePalma II’s assets that are categorized within Level 3 of the fair value hierarchy as of March 31, 2025:

Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$53,736,556	Income Approach[1]	Discount Rate[2]	8.00%	8.00%	8.00%
Non-MRP+ Loans - NYC	2,585,487	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
	$56,322,043

1.
Used to value MRP+ loan cash flows.
2.
The discount rate is utilized to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, DePalma II considers the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program.
3.
The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $81,667 to $150,000). In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of March 31, 2025, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
4.
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the Market Medallion Price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by DePalma II.
5.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The following table summarizes the valuation techniques and significant unobservable inputs used for DePalma II’s assets that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024:

Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[3]
Non-MRP+ Loans - NYC	$2,426,821	Market Approach[1,2]	Discounted Medallion Price[2]	$166,250	$166,250	$166,250
	$2,426,821

1.
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
2.
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which low value was $165,000 and the high value was $185,000.
3.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The value of the underlying collateral and thus, the portfolio of loans may be impacted by multiple factors including, but not limited to, general macroeconomic conditions and state of the taxi industry, loan restructurings, governmental initiatives, and medallion transfers. Without a readily ascertainable market value, the estimated value of DePalma II’s portfolio of loans held for investment, at fair value may differ significantly from the values that would be placed on the portfolio if a readily determinable market existed for the loans. The illiquidity of DePalma II’s loan portfolio may adversely affect DePalma II’s ability to dispose of loans at times when it may be advantageous for DePalma II to liquidate such portfolio. In addition, if DePalma II were required to liquidate some or all of the loans in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such loans. Changes in the various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. Significant increases or decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements than noted in the tables above.

4. Septuagint

As discussed in Note 1, Septuagint is a Medallion Leasing Agent and Taxi Fleet operating company, licensed by the TLC as an agent/broker for managing New York City taxi medallions, in which DePalma II historically had a non-controlling interest and has not consolidated within its consolidated financial statements through March 31, 2025. On April 7, 2025, KE assigned all of its interests in Septuagint to DePalma II and the principals of KE resigned from the board of directors, making Septuagint a wholly-owned subsidiary of DePalma effective April 7, 2025. Through March 31, 2025, the investment in Septuagint is accounted for as an equity method investment for which DePalma II has elected the fair value option. As of March 31, 2025 and December 31, 2024, the fair value of the equity investment in Septuagint was determined to be $0. Refer to Notes 1 and 14 for additional information.

Working Capital Note

Since its formation in 2019, DePalma II has provided working capital to Septuagint through various promissory note agreements. DePalma II extended promissory notes to Septuagint aggregating $3,498,493 inclusive of payment-in-kind (“PIK”) interest through March 31, 2025 (collectively, the “Working Capital Note”). The Working Capital Note accrues interest at a rate of 12% per annum and had a maturity date of June 3, 2023. In June 2023, the Working Capital Note was amended to extend the maturity date to June 3, 2026. Any accrued unpaid interest is automatically treated as PIK interest. As of March 31, 2025 and December 31, 2024, the fair value of the Working Capital Note was determined to be $0 (see Note 3). No interest income was recognized on the Working Capital Note during the three months ended March 31, 2025 and 2024, due to an assessment that the amounts were not collectible. The Working Capital Note will eliminate in consolidation of Septuagint effective April 7, 2025.

Lease Agreements

DePalma II historically has entered into promissory note agreements with various Mini-LLCs to provide the Mini-LLCs with funding to purchase vehicles (the “Promissory Notes”), which each have a maturity date of approximately three years from issuance and accrue interest at 6% per annum. In addition to the Promissory Notes, DePalma II enters into a guaranty agreement with Septuagint that names Septuagint as the guarantor of the Promissory Notes between DePalma II and the Mini-LLCs (the “Guaranty Agreement”). The Guaranty Agreement states Septuagint “absolutely, unconditionally and irrevocably guarantees” to DePalma II, its successor and assigns, the full and prompt payment and performance of all present and future obligations of the Mini-LLCs to DePalma II under the Promissory Notes, including payments of principal and interest when due, whether at stated maturity, by required prepayment, upon acceleration or demand. Under the Guaranty Agreement, Septuagint is required to make monthly Promissory Note payments directly to DePalma II, on behalf of the Mini-LLCs, primarily with cash flows it generates from separate agreements it enters with taxi drivers for the use of the medallions and vehicles. In instances where Septuagint is unable to make scheduled Promissory Notes payments, for example during the COVID-19 pandemic as further detailed below, DePalma II does not require the Mini-LLCs to make payments under the Promissory Notes as Septuagint has guaranteed these payments pursuant to the Guaranty Agreements. Upon an event of default of a Promissory Note, DePalma II may accelerate payment by Septuagint of the entire unpaid principal balance and accrued interest at its discretion.

In addition, the Mini-LLCs historically have entered into various medallion owner lease agreements with Septuagint (the “Lease Agreements”), whereby the Mini-LLCs lease one or more medallions (the “Medallions”) per agreement and related taxi vehicles to be used in connection with the operation of each Medallion (the “Vehicles”) to Septuagint. Pursuant to each Lease Agreement, Septuagint is granted the exclusive right to operate or sublease the Medallions in return for monthly rental payments of $1,500 per Medallion and has an initial noncancellable term of two-years with two consecutive automatic one-year renewal options. The Guaranty Agreements and the Lease Agreements are considered a single contract as they are entered into at or near the same time with the same counterparty (Septuagint). As such, Septuagint is separately obligated to pay for the Vehicles under the various Guaranty Agreements. Septuagint is granted full and exclusive authority to sell (or lease) the Vehicles on behalf of the Mini-LLCs at such price as Septuagint shall determine in its sole discretion. The Mini-LLCs retain ownership interest in the Medallions and Vehicles throughout the contractual term, unless otherwise agreed upon.

Upon commencement of the initial Lease Agreements in 2020, DePalma II assessed the collectibility of substantially all payments associated with the Lease Agreements and concluded the payments would not be collectible due to Septuagint’s lack of operating history and ability to pay its obligations when due. In addition, as a result of COVID-19, Septuagint’s ability to pay significantly deteriorated. DePalma II evaluated the likelihood of collecting payments for the Lease Agreements and determined that the payments would not be collectible through March 31, 2025.

Medallions

As noted above, the Medallions are determined to be intangible assets not subject to ASC 842, therefore DePalma II determined ASC 606 should be applied. As noted above, DePalma II concluded the monthly medallion rental payments are not collectible at inception through March 31, 2025 and, as such, the Medallion leases are not considered a revenue contract under ASC 606 from inception through

March 31, 2025, and no income was recorded for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, no payments were received related to the Medallions.

Vehicles

DePalma II accounts for leases in accordance with ASC 842 and determined all active leases to be sales-type leases. As a result of COVID-19, Septuagint’s ability to pay significantly deteriorated and DePalma II implemented a payment holiday beginning March 2020 through April 30, 2022. In light of the COVID-19 pandemic, the FASB provided certain acceptable methods to account for such lease deferrals under the relief. During this payment holiday, DePalma II recognized lease income on a cash basis due to the collectibility assessment, resulting in the recognition of no lease income during the period of January 1, 2022 through April 30, 2022 as no payments were received during this period. After the payment holiday ended, DePalma II began receiving lease payments beginning May 1, 2022. Through March 31, 2025, DePalma II has received recurring vehicle lease payments on most of its vehicle leases, however, as DePalma II has still not received payments on Medallions or the Working Capital Note, DePalma II still viewed collectibility as not probable through March 31, 2025. As such, DePalma II recognized the underlying leased Vehicles within property and equipment, net in the Consolidated Balance Sheets as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, DePalma II received lease payments totaling $7,963,053 and $7,085,772, respectively, which are recorded as a deposit liability — related party in the Consolidated Balance Sheets.

5. Loans Held for Investment, at Fair Value

As mentioned in Note 2, DePalma II’s loan portfolio consists of loans that are collateralized by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Total principal balance outstanding	$56,728,112	$2,426,821
Adjustment to reduce loans to fair value	(406,069)	—
Total loans held for investment, at fair value	$56,322,043	$2,426,821

DePalma II has provided financing to third-parties purchasing taxi medallions from DePalma I, all of which are referred to as Non-MRP+ loans. The Non-MRP+ loans are collateralized by the underlying medallion and require the borrowers to make monthly payments of principal and interest based on a 25-year amortization schedule, with the remaining principal and interest due at maturity. Refer to Note 12 for additional information related to these loans.

The Septuagint Working Capital Note is not presented within the below table and has a carrying value of $0 as of March 31, 2025, and December 31, 2024. Refer to Notes 4 and 12 for additional information.

The following table shows major classifications of loans held for investment, at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Loans held for investment, at fair value
MRP+ Loans (NYC)	$53,736,556	$—
Non-MRP+ Loans (NYC)	2,585,487	2,426,821
Total loans held for investment, at fair value	$56,322,043	$2,426,821

The aggregate fair value and outstanding principal balances of taxi medallion loans that were on non-accrual status were as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Total principal balance outstanding	$53,974,468	$—
Adjustment to reduce loans to fair value	(404,808)	—
Total non-accrual loans, at fair value	$53,569,660	$—

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Taxi vehicles	$17,031,983	$10,350,575
Less: accumulated depreciation	(5,768,520)	(5,229,298)
Property and equipment, net	$11,263,463	$5,121,277

Depreciation expense totaled $539,222 and $462,600 for the three months ended March 31, 2025 and 2024, respectively.

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

For their services, DePalma II will pay the Consultant a base fee of $100,000 per month as well as reimburse the third-party for certain of its operating and other reimbursable expenses. At the end of each month, the Consultant and DePalma II will reconcile amounts due to each party, which is determined by the total revenues generated by the taxi fleet operations, less the base fee and the reimbursable operating expenses. DePalma II determined it is acting as the agent from inception of the Consulting Agreement through March 31, 2025 pursuant to ASC 606, as during this period the Consultant continues to be the party obligated to fulfill the performance obligation of leasing an operational taxicab to the end-user driver. As such, DePalma II will report all revenues generated by the taxi fleet operations and expenses incurred as a result of the Consulting Agreement on a net basis through March 31, 2025 as fleet servicing fees, net on the Consolidated Statements of Operations as further detailed below.

Further, the Consultant is entitled to a medallion incentive payment of six (6) NYC taxi medallions per year to be earned on November 15th of each year and payable at the end of the five year term or upon earlier termination. In the event the Consulting Agreement is terminated prior to November 15 of a given year, no medallion consideration will be earned by the Consultant for that year, whether on a pro rata basis or otherwise. DePalma II ratably recognizes to expense the fair value of the medallions to be earned by the Consultant over the term of the Consulting Agreement within fleet servicing fees, net on the Consolidated Statement of Operations through March 31, 2025, and recognizes a liability within other liabilities on the Consolidated Balance Sheets. DePalma II will remeasure such liability at each reporting period based on the fair value of the medallions earned at each period end, with any changes in fair value being reported within earnings. DePalma II determined the fair value of a medallion for purposes of measuring the medallion incentive liability to be $175,000 as of March 31, 2025 and December 31, 2024. See Note 3 for additional information.

The following table sets forth the components of DePalma II’s fleet servicing fees, net for the three months ended March 31, 2025:

Fleet revenues	$1,087,188
Less: Base consulting fees	300,000
Less: Noncash medallion incentive	262,500
Less: Fleet operating and reimbursable expenses	1,649,177
Fleet servicing fees, net	$(1,124,489)

DePalma II may make advances for the base consulting fees and other fleet operating expenses prior to period end reconciliations with the Consultant. As of March 31, 2025 and December 31, 2024, $96,231 and $7,531 is due, respectively, from the Consultant which is included within prepaid expenses and other current assets on the Consolidated Balance Sheets.

8. Leases

DePalma II, as lessee, has one active operating lease arrangement for the Garage Lease (see Note 7), which commenced on November 15, 2024. The Garage Lease has an initial five-year term through November 15, 2029 with an option to renew for an additional five-year period. The lease has initial base rent payments of $55,000 escalating 1.5% annually through the expiration date in November 2034, which assumes and includes the exercise of the five-year renewal option. DePalma II had no active leases, as lessee, during the three months ended March 31, 2024.

The table below presents certain information related to DePalma II’s lease costs which are included within general and administrative expenses in the Consolidated Statements of Operations:

Three Months Ended March 31, 2025
Operating lease cost	$176,595
Total lease cost	$176,595

The right-of-use asset and lease liability for the operating lease were recorded in the Consolidated Balance Sheet as follows:

March 31, 2025
Assets
Operating lease right-of-use asset, net	$4,822,145
Total lease assets	$4,822,145

Liabilities
Current liabilities:
Operating lease liability, current portion	$323,160

Non-current liabilities:
Operating lease liability, net of current portion	4,518,310
Total lease liabilities	$4,841,470

The weighted average remaining lease term for the operating lease was 9.6 years and the weighted-average discount rate was 7.26% as of March 31, 2025.

Supplemental cash flow information related to DePalma II’s lease was as follows:

Three Months Ended March 31, 2025
Operating cash flows from operating leases	$165,000

Future minimum lease payments under operating leases as of March 31, 2025 are as follows:

Remainder of 2025	$496,650
2026	671,575
2027	681,648
2028	691,873
2029	702,251
Thereafter	3,544,799
Total minimum lease payments	6,788,796
Less effects of discounting	(1,947,326)
Present value of future minimum lease payments	$4,841,470

9. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2025
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City(1)	2,088	$349,073,663
Chicago	140	1,213,000
Philadelphia	30	15,450
Total		$350,302,113

	December 31, 2024
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City(1)	2,061	$344,332,895
Chicago	119	1,003,000
Philadelphia	30	15,450
Total		$345,351,345

(1)
During the three months ended March 31, 2025, DePalma I contributed 29 medallions in-kind to DePalma II, and DePalma II disposed of two medallions through a settlement transaction with DePalma I. See Note 12 for additional information.

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

The CODM assesses financial condition and segment operating results to allocate resources and assess segment profitability consistent with its significant accounting policies and results presented within these unaudited consolidated financial statements, including net loss on the Consolidated Statements of Operations and total assets on the Consolidated Balance Sheets. In addition, the CODM reviews significant expenses consisting of those reported on the Consolidated Statements of Operations.

11. Risk Management

In the ordinary course of business, DePalma II manages a variety of risks, including market risk and liquidity risk. Market risk is the risk of potential adverse changes to the value of its taxi medallions and loans because of changes in market conditions, such as interest and currency rate movements and volatility in commodity or security prices. Liquidity risk is present in DePalma II’s taxi medallion assets and arises in the general funding of DePalma II’s trading activities.

DePalma II’s exposure to market risk may be due to many factors, including the movements in interest rates, indexes, market volatility, security values underlying the loans, and market interest and perception of taxi medallion values.

DePalma II may have investments in loans and other interests acquired through both assignment and/or participations. As with other types of debt instruments, such interests involve the risk of loss in the case of default or insolvency of the borrower, particularly if the borrowing is unsecured. When purchasing loans, DePalma II may also assume the credit risk associated with a bank or other financial intermediary administering principal and interest payments and crediting such to DePalma II as the holder of the loan. Disposal of these loan interests may involve time consuming negotiations and expenses and prompt sale at an acceptable price may be difficult.

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

DePalma II relies heavily on third party service providers to perform certain functions essential to its operations, including most of the day-to-day servicing of the taxi medallions and loans. Any disruption to DePalma II’s service providers’ business operations, resulting from business failures, financial instability, or operational problems could have a material adverse effect on DePalma II’s business, financial condition and results of operations. In addition, if DePalma II does not effectively develop and manage its outsourcing strategies, there could be a material adverse effect on DePalma II’s business, financial condition and results of operations. DePalma II may not be invoiced directly for services by third party service providers, however is subject to reimbursement to a related party for costs incurred on behalf of DePalma II (see Note 12).

DePalma II relies on Septuagint’s ability to pay its debt obligations to DePalma II. Septuagint’s ability to pay is driven by market conditions and the credit risk of the drivers with whom Septuagint interfaces. The inability of Septuagint to pay its debt obligations could have a material adverse effect on DePalma II’s business, financial condition and results of operations. As further detailed in Note 1, as of April 7, 2025, KE assigned all of its interests in Septuagint to DePalma II. Refer to Notes 1, 4, and 14 for additional information.

12. Related Party Transactions

DePalma I

DePalma I was established to hold taxi medallion loans that are collateralized by taxi medallions. Due to some member sensitivities around effectively connected income, upon foreclosure of a loan or surrender agreement being executed by DePalma I, the underlying medallion collateral for the loan will be distributed out (in-kind) to the Members and their respective feeder funds who then re-contribute the medallion collateral (in-kind) into DePalma II which is less sensitive to effectively connected income. The Members of DePalma II have embedded in their fund structures a subchapter C corporation interposed within the applicable fund’s structure, in which the corporation pays corporate level tax. This insulates those investors that are effectively connected income-sensitive from direct taxes with respect to the medallions. Such investors do, however, bear the tax indirectly as indirect owners of the C corporation. DePalma I, via its members, contributed taxi medallions with a fair value of $5,285,000 and $13,825,000 in-kind into DePalma II as a result of foreclosures and paydown and surrender agreements during the three months ended March 31, 2025 and 2024, respectively. DePalma II, via its members, distributed taxi medallions with a fair value of $0 and $3,500,000 in-kind into DePalma I as a result of the reinstatement of certain taxi medallion loans and return of collateral to the borrower during the three months ended March 31, 2025 and 2024, respectively (see Note 3 regarding fair value measurements). In addition, during the three months ended March 31, 2025 and 2024, DePalma I, via its members, distributed MRP+ loans in-kind into DePalma II with a fair value of $53,480,665 and $0, respectively. The above transactions were reflected as in-kind purchases and sales of taxi medallions at the Members’ level.

In certain circumstances, DePalma I has foreclosed on medallion collateral from certain taxi medallion loans in default and the medallion collateral was auctioned for sale to third-party buyers, with the buyers paying a portion of the purchase price up front directly to DePalma

I, and the remainder through financing provided by DePalma II, with the underlying medallion serving as collateral (Non-MRP+ Loans). This loan origination process intends to insulate those investors that are effectively connected income-sensitive. During the three months ended March 31, 2025 and 2024, DePalma II provided financing in such transactions in the aggregate amount of $165,000 and $333,000, respectively. Refer to Notes 3 and 5 for additional information related to these loans.

In certain instances, DePalma I will provide working capital to DePalma II and DePalma II will reimburse DePalma I in a timely manner. When such transactions occur, the amounts are initially shown as due to related party in the Consolidated Balance Sheets. In addition, DePalma I may, via its Members, distribute capital to DePalma II that is not reimbursable to DePalma I.

In certain circumstances, DePalma I will receive payments from borrowers for loans that are held by DePalma II which DePalma I will reimburse these payments to DePalma II in a timely manner. As of March 31, 2025 and December 31, 2024, DePalma II had a balance due from DePalma I within due from related party on the Consolidated Balance Sheets of $356,083 and $0, respectively.

During the three months ended March 31, 2025, DePalma I and DePalma II entered into a settlement agreement with a borrower on loans held by DePalma I that were collateralized by certain medallions held by DePalma II. As part of the settlement agreement, DePalma II transferred two New York City taxi medallions to the borrower which were valued at $200,000 per medallion per the settlement agreement, and DePalma II accordingly received cash of $400,000. Gains from this settlement are reported within gains from disposal of medallions on the Consolidated Statements of Operations.

Septuagint

In February 2019, DePalma II entered into a non-controlling joint venture with an unrelated party and formed Septuagint as a means of generating additional revenue by leasing its medallions to a dedicated fleet of taxis managed by Septuagint and to invest in a business that may be exited for capital gains in the future. As further detailed in Note 14, as of April 7, 2025, KE assigned all of its interests in Septuagint to DePalma II. Refer to Notes 1, 4, and 14 for additional information.

13. Members’ Capital

Allocation of profits and losses

Net income or loss is allocated to the Members pro rata in proportion to their respective capital balance. Management and performance fees are charged directly to the Members at their respective funds and are not charged at DePalma II.

Contributions

Units were issued to the Members for contributions made to DePalma II pursuant to the LLC Agreement. See Note 1 for additional information.

Distributions

Distributions to Members are made at the times and amounts determined by the Members in proportion to the Members’ respective Units.

14. Subsequent Events

The Members have evaluated subsequent events through May 15, 2025, the date these unaudited consolidated financial statements were issued.

On April 5, 2025, the parties to the Business Combination entered into a waiver to the Business Combination Agreement to waive the listing condition set forth in Section 7.3(d) of the Business Combination Agreement that had required the Nasdaq market exchange to have approved New MAC’s listing application.

Immediately prior to the consummation of the Business Combination, on April 7, 2025, as contemplated by the Business Combination Agreement, the parties to the Business Combination effected a series of reorganization transactions, resulting in New MAC becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies.

The Business Combination closed on April 7, 2025. On April 10, 2025, New MAC’s common stock and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively.

Effective as of April 7, 2025, KE assigned all of its interests in Septuagint to DePalma II, and the principals of KE resigned from the board of directors of Septuagint, making Septuagint a wholly-owned subsidiary of DePalma II effective April 7, 2025. DePalma II intends to continue the operations of Septuagint and is evaluating the impact of consolidating Septuagint on its consolidated financial statement effective April 7, 2025.

Marblegate Acquisition Corp.

MARBLEGATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$91,453	$71,532
Prepaid expenses	73,146	38,190
Total Current Assets	164,599	109,722
Cash held in Trust Account	4,074,710	4,064,428
TOTAL ASSETS	$4,239,309	$4,174,150

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$595,381	$453,786
Income taxes payable	65,547	58,065
Excise tax payable	64,879	29,280
Redemptions payable	3,559,902	-
Deferred legal fees - current	5,459,314	-
Total Current Liabilities	9,745,023	541,131
Deferred legal fees - non-current	-	5,289,219
Promissory notes - related party	3,675,000	3,385,000
Warrant liability	72,800	13,650
Deferred underwriting fee payable	15,000,000	15,000,000
Total Liabilities	28,492,823	24,229,000

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 46,605 and 368,879 shares issued and outstanding at $11.05 and $10.93 per share redemption value as of March 31, 2025 and December 31, 2024, respectively	514,806	4,031,480
Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,910,000 shares issued and outstanding (excluding 46,605 and 368,879 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	491	491
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,303,333 shares issued and outstanding as of March 31, 2025 and December 31, 2024	630	630
Accumulated deficit	(24,769,441)	$(24,087,451)
Total Stockholders' Deficit	(24,768,320)	(24,086,330)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,239,309	$4,174,150

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

Operating costs	$566,558	$729,400
Loss from operations	(566,558)	(729,400)
Other (expense) income:
Change in fair value of warrant liability	(59,150)	(6,098)
Interest income on cash held in Trust Account	30,027	74,369
Total other (expense) income, net	(29,123)	68,271
Loss before provision for income taxes	(595,681)	(661,129)
Provision for income taxes	(7,482)	(12,070)
Net loss	$(603,163)	$(673,199)

Weighted average shares outstanding of Class A common stock	347,394	637,605
Basic and diluted net loss per share, Class A common stock	$(0.05)	$(0.06)
Weighted average shares outstanding of Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333
Basic and diluted net loss per share, Class B common stock and non-redeemable Class A common stock	$(0.05)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2025	4,910,000	$491	6,303,333	$630	$—	$(24,087,451)	$(24,086,330)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(43,228)	(43,228)
Recognition of excise tax liability on stock redemptions	—	—	—	—		(35,599)	(35,599)
Net loss	—	—	—	—	—	(603,163)	(603,163)
Balance - March 31, 2025	4,910,000	$491	6,303,333	$630	$—	$(24,769,441)	$(24,768,320)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2024	4,910,000	$491	6,303,333	$630	$—	$(21,484,380)	$(21,483,259)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(72,669)	(72,669)
Net loss	—	—	—	—	—	(673,199)	(673,199)
Balance - March 31, 2024	4,910,000	$491	6,303,333	$630	$—	$(22,230,248)	$(22,229,127)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(603,163)	$(673,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(30,027)	(74,369)
Change in fair value of warrant liabilities	59,150	6,098
Change in operating assets and liabilities:
Prepaid expenses	(34,956)	(44,763)
Accounts payable and accrued expenses	141,595	16,553
Deferred legal fee	170,095	413,890
Income taxes payable	7,482	12,072
Net cash used in operating activities	(289,824)	(343,718)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	19,745	—
Net cash provided by investing activities	19,745	—
Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	290,000	340,000
Net cash provided by financing activities	290,000	340,000
Net Change in Cash	19,921	(3,718)
Cash - Beginning of period	71,532	123,870
Cash - End of period	$91,453	$120,152
Non-Cash investing and financing activities:
Share redemption payable	$3,559,902	$—
Recognition of excise tax liability on stock redemptions	$35,599	$—
Remeasurement for Class A stock to redemption amount	$43,228	$72,669

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Marblegate Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on December 10, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. On April 7, the Company completed the DePalma Business Combination as further described below.

As of March 31, 2025, the Company had not yet commenced any operations. All activity through March 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target Company for a Business Combination and working to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and investments held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering (the “IPO Registration Statement”) was declared effective on September 30, 2021. On October 5, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 910,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Marblegate Acquisition LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $9,100,000, which is described in Note 4.

Transaction costs amounted to $42,630,587, consisting of $6,000,000 of underwriting fees, net of reimbursement, $15,000,000 of deferred underwriting fees, $1,015,137 of other offering costs (including $509,600 for the fair value of the private warrants included in the Private Placement Units, and $505,537 of offering costs) and $20,615,450 for the fair value of the Founder Shares attributable to certain anchor investors (see Note 5).

Following the closing of the Initial Public Offering on October 5, 2021, an amount of $301,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States to be held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the

Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (as amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On December 7, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate its initial business combination from January 5, 2023, to July 5, 2023, or such earlier date as determined by the Company’s board of directors. In connection with the First Extension Amendment, stockholders holding 28,989,609 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $ 293.5 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders.

On June 27, 2023, the Company filed a second amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Second Extension Amendment”). The Second Extension Amendment extended the date by which the Company must consummate its initial business combination for an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the Company’s board of directors. In connection with the Second Extension Amendment, stockholders holding 244,327 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders.

On June 28, 2023, in connection with the Second Extension Amendment, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock (the “Founder Conversion”), which represented 40% of the outstanding shares of the Company’s Class A common stock as of the date of the conversion.

On December 19, 2023, the Company filed a third amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Third Extension Amendment”). The Third Extension Amendment extended the date by which the Company must consummate its initial business combination for an additional nine (9) months, from January 5, 2024 to October 5, 2024, or such earlier date as determined by the Company’s board of directors. In connection with the Third Extension Amendment, stockholders holding 128,459 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the Trust Account to pay such holders.

On September 10, 2024, the Company filed a fourth amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Fourth Extension Amendment”). The Fourth Extension Amendment extends the date by which the Company must consummate its initial business combination from October 5, 2024, to April 5, 2025, or such earlier date as determined by the Company’s board of directors. In connection with the Fourth Extension Amendment, stockholders holding 268,726 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 368,879 Public Shares outstanding.

As a result of the Fourth Extension Amendment, the Company has until April 5, 2025 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, including all available extensions, then, unless our board of directors and stockholders approve a further extension of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On October 1, 2024, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company was not in compliance with Listing RuleIM-5101-2(the “Rule”), which requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on September 30, 2021, it was required to complete an initial business combination by no later than September 30, 2024. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Company timely requested a hearing before an independent Hearings Panel (the “Panel”) and the hearing was held on November 19, 2024. On December 13, 2024, the Company received notice from the Nasdaq Office of General Counsel that the Panel had granted the Company’s request to continue its listing on Nasdaq through March 31, 2025. The Panel’s decision is subject to certain conditions, including that the Company will have completed the DePalma Business Combination on or before March 31, 2025 and that the combined company will have demonstrated compliance with all applicable requirements for initial listing on Nasdaq. In the event that the Company does not complete the DePalma Business Combination by March 31, 2025 or fails to demonstrate compliance with the applicable listing rules, the Company’s securities would be subject to suspension from trading on Nasdaq.

On March 25, 2025, the Company held a special meeting of stockholders (the “Business Combination Meeting”) at which the Company’s stockholders approved and adopted (i) the DePalma Business Combination Agreement and (ii) an amendment and restatement of the Company’s amended and restated certificate of incorporation and the material differences between the proposed amended and restated certificate of incorporation of New MAC and the Company’s existing amended and restated certificate of incorporation. In connection with the Business Combination Meeting, holders of 322,274 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $3.6 million will be removed from the Company’s trust account to pay such holders.

On April 2, 2025, the Company received a notice from the Panel, stating that, due to the Company’s failure to satisfy the terms of the Panel’s decision as set forth in the Panel’s letter to the Company dated December 13, 2024, including the requirement that the Company will have completed the DePalma Business Combination by March 31, 2025, the Panel has determined to delist the Company’s securities from Nasdaq, and Nasdaq will suspend trading in those securities effective at the open of business on April 4, 2025. In connection with the delisting and suspension, Nasdaq has advised that it will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25 with the SEC after the applicable Nasdaq review and appeal periods have lapsed. Notwithstanding the delisting of the Company’s securities from Nasdaq, it remains the intention of the Company to complete the DePalma Business Combination as described in the DePalma Registration Statement as soon as practicable. In connection therewith, the Company, New MAC and DePalma Companies have applied to have the combined company’s securities listed on the Nasdaq following the consummation of the DePalma Business Combination.

The Sponsor and Cantor have agreed to waive their liquidation rights with respect to the Founder Shares and the shares of Class A common stock underlying the Private Placement Units (the “Private Placement Shares”) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business

Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.05.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The anchor investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

On April 5, 2025, the parties to the DePalma Business Combination entered into a waiver to the Business Combination Agreement to waive the listing condition set forth in Section 7.3(d) of the Business Combination Agreement that had required the Nasdaq market exchange to have approved New MAC’s listing application.

The DePalma Business Combination closed on April 7, 2025. Pursuant to the Business Combination Agreement, upon effectiveness of the merger, (i) each share of MAC’s Class A common stock and Class B common stock issued and outstanding immediately prior to the effectiveness of the merger was cancelled and converted into the right to receive the MAC Per Share Consideration (as defined in the New MAC proxy statement/prospectus) in the form of common stock of New MAC; (ii) each whole warrant of MAC outstanding immediately prior to the effectiveness of the Merger was cancelled in exchange for a warrant representing the right to purchase one warrant of New MAC, with New MAC assuming MAC’s obligations under the existing warrant agreement, dated September 30, 2021, by and between Continental Stock Transfer & Trust Company and MAC; and (iii) each of the issued and outstanding Units of MAC that had not been previously separated into the underlying shares of MAC Class A Common Stock and underlying MAC warrants prior to the closing upon the request of the holder thereof was cancelled and entitled the holder thereof to one share of New MAC Common Stock and one-half of one New MAC Warrant, with each whole New MAC Warrant representing the right to purchase one share of New MAC Common Stock. On April 10, 2025, New MAC’s common stock and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively. See Note 11 for additional information.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the excise tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by special purpose acquisition companies are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with the Business Combination, extension vote or otherwise, may be subject to the excise tax depending on a number of factors. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete the Business Combination and in the Company’s ability to complete the Business Combination.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The Company will not use, now or in the future, any funds in the Trust Account, including any interest thereon, to pay for any excise tax imposed under the IR Act. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

As discussed above, on June 27, 2023, holders of 244,327 shares of Class A common stock elected to redeem their shares in connection with the Second Extension Amendment. As a result, $2,515,240 was removed from the Trust Account to pay such holders. The Company recognized excise tax liability of $25,152 in connection with such redemptions. On December 19, 2023, holders of 128,459 shares of Class A common stock elected to redeem their shares in connection with the Third Extension Amendment. As a result, $1,363,936 was removed from the Trust Account to pay such holders. The Company recognized excise tax liability of $13,639 in connection with such redemptions. On September 10, 2024, holders of 268,726 shares of Class A common stock elected to redeem their shares in connection with the Fourth Extension Amendment. As a result, $2,927,998 was removed from the Trust Account to pay such holders. The Company recognized excise tax liability of $29,280 in connection with such redemptions. On March 25, 2025, holders of 322,274 shares of Class A common stock elected to redeem their shares in connection with the merger. As a result, $3,559,902 was removed from the Trust Account to pay such holders. The Company recognized excise tax liability of $35,599 in connection with such redemption.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such excise tax not paid in full will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% of failure to file penalty per month and 0.5% failure to pay penalty per month or portion of a month up to 25% of the total liability. The Company has remitted to the government the portion of excise tax liability related to redemptions that occurred in 2023 in accordance with the regulations as described above.

Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that $64,879 is required to be recorded as a liability, which remained outstanding on the Company’s balance sheet as of March 31, 2025. This liability will be reevaluated and remeasured at the end of each quarterly period.

As a result of the share redemptions in 2024, the Company will be required to file a return and remit payment for 2024 excise tax liabilities on or before April 30, 2025. The Company is currently evaluating its options with respect to this obligation

Liquidity and Capital Resources

As of March 31, 2025 the Company had $91,453 in its operating bank accounts, $4,074,710 in the Trust Account held in an interest-bearing demand deposit account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital deficit of $9,580,424. On April 7, 2025, the Company paid $3,559,902 from the Trust Account for redemptions in connection with the Business Combination and $514,809 remaining in the Trust Account will be available to the Company for working capital.

On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Company’s sponsor (“Marblegate SOMF”) for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “February 2023 Note”). On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note”). On December 21, 2023, the Company issued a promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note”). On April 11, 2024, the Company issued a promissory note in the principal amount of up to $240,000 to Marblegate SOMF (the “April 2024 Note”). On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF. On October 22, 2024, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate SOMF. On January 17, 2025, the Company issued a promissory note (the “January 2025 Note”) in the principal amount of up to $485,000 to Marblegate SOMF. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of March 31, 2025 and December 31, 2024, $3,675,000 and $3,385,000 are outstanding on the Working Capital Loans, respectively.

Upon consummation of the Business Combination the Company settled certain of its obligations from the funds available from its operating bank account and funds remaining in the Trust Account, as well as funds available from the merger flow of funds. Any further liabilities of the Company will be settled from the support of New MAC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 3, 2025 (the “2024 Annual Report”). The interim results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. There are other items in our financial statements that require estimation but are not deemed to be significant, as defined above.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2025 and December 31, 2024,.

Balances of cash as of March 31, 2025 and December 31, 2024 included $19,745 and $42,521 withdrawn from the Trust Account for payment of the Company’s tax obligations, respectively. These funds are held in a segregated bank account and will only be used for payment of income and Delaware franchise taxes.

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, the Trust Account is held in an interest-bearing demand deposit account at a U.S. bank.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

In connection with the special meeting of stockholders held by the Company on December 2, 2022, stockholders holding 28,989,609 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $293.5 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders.

In connection with the special meeting of stockholders held by the Company on June 27, 2023, stockholders holding 244,327 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders.

In connection with the special meeting of stockholders held by the Company on December 19, 2023, stockholders holding 128,459 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the Trust Account to pay such holders.

In connection with the special meeting of stockholders held by the Company on September 10, 2024, stockholders holding 268,726 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the Trust Account to pay such holders.

In connection with the special meeting of stockholders held by the Company on March 25, 2025, stockholders holding 322,274 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $3.6 million (approximately $11.05 per share) was removed from the Trust Account to pay such holders.

Accordingly, at March 31, 2025 and December 31, 2024 the 46,605 and 368,879 shares of Class A common stock subject to possible redemption is presented at $11.05 and $10.93 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s balance sheets.

At March 31, 2025 and December 31, 2024, the Class A common stock reflected in the balance sheets is reconciled in the following table:

	Number of Shares	Amount
Class A common stock subject to possible redemption at December 31, 2024	368,879	$4,031,480
Add:
Remeasurement of carrying value to redemption value	—	43,228
Less:
Merger redemptions	(322,274)	(3,559,902)
Class A common stock subject to possible redemption at March 31, 2025	46,605	$514,806

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through March 31, 2025.

The Company’s effective tax rate was (1.26)% and (1.83)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory rate of 21% for the three months ended March 31, 2025 and 2024, primarily due to changes in fair value in warrant liability, non-deductible acquisition costs and the valuation allowance on the deferred tax assets, as well as state taxes.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company recognized $0 and $12,097 of penalties related to underpayment of income tax as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and the State of New York as its only “major” tax jurisdictions. The Company is subject to income taxation and may be examined by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, as well as potential conversion of convertible promissory notes issued by the Company, since the exercise of the warrants and conversion of the promissory notes is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted loss per common stock (in dollars, except per share amounts):

	Three Months Ended March 31,
	2025		2024
	Class A	Class B and non-redeemable Class A	Class A	Class B and non-redeemable Class A
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(18,125)	$(585,038)	$(36,219)	$(636,980)
Denominator:
Basic and diluted weighted average shares outstanding	347,394	11,213,333	637,605	11,213,333
Basic and diluted net loss per share of common stock	$(0.05)	$(0.05)	$(0.06)	$(0.06)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•
Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operation. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instruments is required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for the warrants issued in connection with the private placement in accordance with the guidance contained in ASC 815 whereby under that provision the warrants that do not meet the criteria for equity treatment must be recorded as a liability. Accordingly, the Company evaluated and classified the warrants included in the Private Placement Units (the “Private Placement Warrants”) under liability treatment at its fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Placement Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09,“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”(“ASU 2023-09”),which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering consummated on October 5, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consisted of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 910,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $9,100,000, in a private placement. Each Private Placement Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, in consideration for the payment of certain of the Company’s offering costs, the Company applied $25,000 of outstanding advances from the Sponsor towards the issuance of 8,625,000 shares of the Company’s Class B common stock. In September 2021, the Company effected a stock dividend of 0.3694 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding 11,810,833 Founder Shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,507,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the holders of the Founder Shares will collectively own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (including the Private Placement Shares). As a result of the underwriter’s option not to exercise its over-allotment option, a total of 1,507,500 Founder Shares were forfeited.

The holders of the Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In connection with the closing of the Initial Public Offering, the Sponsor sold 2,473,864 Founder Shares to certain anchor investors at their original purchase price. The Company estimated the aggregate fair value of the Founder Shares attributable to the anchor investors to be $20,656,764, or $8.35 per share. The Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs related to the Founder Shares amounted to $20,656,764, of which $20,615,450 was charged to stockholders’ deficit upon the completion of the Initial Public Offering and $41,314 was expensed to the statements of operation and included in transaction costs attributable to warrant liabilities.

On October 5, 2021, upon the closing of the Initial Public Offering, the Sponsor sold membership interests to each of four directors of the Company. The membership interests entitle each director to 25,000 Founder Shares, for an aggregate of 100,000 shares, to be transferred to the directors if a Business Combination is consummated. The total consideration paid for these membership interests was $200. Three of the directors were also part of the Sponsor group and invested $409,929 for their pro-rata share of the Sponsor contribution for Founder Shares and Private Placement Units. Each Founder Share will automatically convert to one share of Class A common stock upon consummation of a Business Combination. The Sponsor will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination, after which the Sponsor will distribute to each holder of the membership interests its share of the Founder Shares, subject to applicable lock-up restrictions.

The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

On June 28, 2023, in connection with the Second Extension Amendment, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the date of such conversion. The converted Class A shares are subject to the same rights and restrictions as Class B common stock.

Promissory Note – Related Party

On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate SOMF, for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of March 31, 2025 and December 31, 2024, there was $600,000 outstanding balances under the 2022 Note.

On February 13, 2023, the Company issued the February 2023 Note in the principal amount of up to $1,100,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the February 2023 Note. As of March 31, 2025 and December 31, 2024, there was $1,100,000 outstanding balances under the February 2023 Note.

On July 20, 2023, the Company issued the July 2023 Note in the principal amount of up to $500,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of March 31, 2025 and December 31, 2024, there was $500,000 outstanding balance under the July 2023 Note.

On December 21, 2023, the Company issued the December 2023 Note in the principal amount of up to $450,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The December 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the December 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the December 2023 Note. As of March 31, 2025 and December 31, 2024, there was $450,000 outstanding under the December 2023 Note, respectively.

On April 11, 2024, the Company issued the April 2024 Note in the principal amount of up to $240,000 to Marblegate SOMF in connection with advances the Payee made to the Company for working capital expenses. The April 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Payee, all or a portion of the unpaid principal amount of the April 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the April 2024 Note. As of March 31, 2025 and December 31, 2024 there was $240,000 outstanding under the April 2024 Note.

On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the July 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2024 Note. As of March 31, 2025 and December 31, 2024 there was $255,000 outstanding under the July 2024 Note.

On October 22, 2024, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate SOMF. The October 2024 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The October 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the October 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the October 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the Private Placement Units. The Conversion Shares are entitled to the registration rights set forth in the

October 2024 Note. As of March 31, 2025 and December 31, 2024 there was $250,000 and $240,000 outstanding under the October 2024 Note, respectively.

On January 17, 2025, the Company issued a promissory note (the “January 2025 Note”) in the principal amount of up to $485,000 to Marblegate SOMF. The January 2025 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The January 2025 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, up to $485,000 of the unpaid principal amount of the January 2025 Note may be converted Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to the Sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the January 2025 Note. As of March 31, 2025, there was $280,000 drawn and outstanding under the January 2025 Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for secretarial and administrative support. For the three months ended March 31, 2025, the Company incurred $30,000 in fees for these services, which fees are included in accrued expenses in the accompanying condensed balance sheets. For the three months ended March 31, 2024, the Company incurred $30,000 in fees for these services. The total accumulated balance of accrued fees for administrative services included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of March 31, 2025 and December 31, 2024, amounted to $419,744 and $389,744, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on September 30, 2021, the holders of the Founder Shares, the Private Placement Units (and the securities contained therein), and the units that may be issued upon conversion of Working Capital Loans and promissory notes (and the securities contained therein) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the IPO Registration Statement. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

At the time of the IPO, the Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of the underwriters’ election not to exercise their over-allotment, the 4,500,000 additional Units were not purchased.

The underwriters were entitled to a deferred fee of 5.0% of the gross proceeds of the 30,000,000 Units sold in the Initial Public Offering, or $15,000,000.

On August 11, 2023, the Company entered into a fee reduction agreement with the underwriters whereby the underwriters agreed to forfeit $12,000,000 of the aggregate $15,000,000 deferred fee contingent upon the consummation of the DePalma Business Combination (as described below). The reduced deferred fee of $3,000,000 shall be payable on the consummation of the DePalma Business Combination, as contemplated by the underwriting agreement at which time the reduction of fees will be recorded.

Business Combination Agreement

On February 14, 2023, the Company entered into the DePalma Business Combination Agreement, as amended or restated, pursuant to which the Company agreed to combine with the DePalma Companies in a series of transactions that resulted in New MAC becoming a public company. The closing of the DePalma Business Combination was subject to the satisfaction or waiver of certain conditions defined in the BCA, including, among others, approval by MAC shareholders and the approval for listing the New MAC Common Stock to be issued in connection with the Business Combination. The Business Combination received the requisite stockholder approval on March 25,2025 and closed on April 7, 2025. See Note 11 for additional information.

NOTE 7. PRIVATE WARRANTS

As of March 31, 2025 and December 31, 2024, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 28, 2023, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the conversion date. At March 31, 2025 and December 31, 2024, there were 4,910,000 shares of Class A common stock issued and outstanding, excluding 46,605 and 368,879 shares of Class A common stock subject to possible redemption and presented as temporary equity.

Class B Common Stock—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 6,303,333 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of our Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company.

Public Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this Initial Public Offering.

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $18.00 —Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per Public Warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the shares of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the warrants for redemption, its management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares or Private Placement Units (or underlying securities) held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the market value of Class A common stock (the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

The Company’s chief operating decision makers have been identified as the Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2025	2024
Operating and formation costs	$566,558	$729,400
Interest income on cash held in Trust Account	$30,027	$74,369

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2025		December 31, 2024
	Level	Amount	Level	Amount
Liabilities:
Warrant Liability - Private Placement Warrants	2	$72,800	3	$13,650

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

As of March 31, 2025, the Private Placement Warrants were used with direct reference to the fair value of the Public Warrants. As of December 31, 2024, the Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2024
Stock price	$10.98
Exercise price	$11.50
Probability of a successful business	70%
Expected term (in years)	0.34
Volatility	35.5%
Risk-free rate	n/a
Dividend yield	0.0%

The following table presents the changes in the fair value of warrant liabilities as of March 31, 2025 and 2024:

Warrant Liabilities
Fair value as of December 31, 2024	$13,650
Change in fair value	59,150
Fair value as of March 31, 2025	$72,800

Warrant Liabilities
Fair value as of December 31, 2023	$7,508
Change in fair value	6,097
Fair value as of March 31, 2024	$13,605

During the three months ended March 31, 2025, the warrant liabilities were transferred from Level 3 to Level 2.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In connection with the Business Combination Meeting held on March 25, 2025, MAC public stockholders holding 322,274 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $3.6 million (or approximately $11.05 per share) was removed from the Company’s trust account to pay such holders on April 7, 2025.

On April 5, 2025, the parties to the DePalma Business Combination entered into a waiver to the Business Combination Agreement to waive the listing condition set forth in Section 7.3(d) of the Business Combination Agreement that had required the Nasdaq market exchange to have approved New MAC’s listing application.

In connection with the closing of the DePalma Business Combination on April 7, 2025, MAC consummated the merger transaction, whereby Merger Sub merged with and into MAC, the separate corporate existence of Merger Sub ceasing and MAC being the surviving corporation and a direct wholly owned subsidiary of New MAC, whereupon New MAC applied for the New MAC Common Stock and New MAC Warrants to be quoted, as soon as possible following the consummation of the Business Combination, on the OTCQX® Best Market (“OTCQX”) operated on The OTC Market systems (the “OTC Market”) under the symbols “MGTE” and “MGTEW”, respectively. On April 10, 2025, New MAC received approval from the OTC Markets for quotation of the New MAC Common Stock and New MAC Warrants on the OTCQX. The New MAC Common Stock and New MAC Warrants commenced trading on OTCQX at the open of business on April 10, 2025.

Pursuant to the Business Combination Agreement, upon effectiveness of the merger, (i) each share of MAC’s Class A common stock and Class B common stock issued and outstanding immediately prior to the effectiveness of the merger was cancelled and converted into the right to receive the MAC Per Share Consideration (as defined in the New MAC proxy statement/prospectus) in the form of common stock of New MAC; (ii) each whole warrant of MAC outstanding immediately prior to the effectiveness of the Merger was cancelled in exchange for a warrant representing the right to purchase one warrant of New MAC, with New MAC assuming MAC’s obligations under the existing warrant agreement, dated September 30, 2021, by and between Continental Stock Transfer & Trust Company and MAC; and (iii) each of the issued and outstanding Units of MAC that had not been previously separated into the underlying shares of MAC Class A Common Stock and underlying MAC warrants prior to the closing upon the request of the holder thereof was cancelled and entitled the holder thereof to one share of New MAC Common Stock and one-half of one New MAC Warrant, with each whole New MAC Warrant representing the right to purchase one share of New MAC Common Stock.

Upon closing of the DePalma Business Combination, MAC’s outstanding related party promissory notes totaling $3,675,000 were repaid, the reduced deferred underwriting fee of $3,000,000 was paid, and $2,500,000 of MAC’s deferred legal fees were paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NEW MAC

Unless context otherwise requires, all references in this section to “we,” “us,”, “our”, or “New MAC” refer to Marblegate Capital Corporation Inc., a Delaware corporation and its wholly owned subsidiary MAC Merger Sub, Inc. (“Merger Sub”). References to our “management” or our “management team” refer to our officers and directors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Proposed Business Combination and Recent Developments

On February 14, 2023, New MAC entered into the Business Combination Agreement with MAC, MAM, Merger Sub, DePalma I and DePalma II, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that will result in New MAC becoming a public company. Under the Business Combination Agreement, the aggregate consideration payable to the DePalma Companies at the closing of the Business Combination is based on a valuation of the DePalma Companies of approximately $750 million plus minimum cash anticipated to be required at closing for working capital purposes. The closing of the Business Combination was subject to the satisfaction or waiver of certain conditions defined in the Business Combination Agreement, including, among others, approval by MAC stockholders and the Nasdaq Stock Market’s approval for listing the common stock of New MAC issued in connection with the Business Combination. On April 5, 2025, New MAC, MAC, MAM, Merger Sub, DePalma I and DePalma II entered into a Waiver to the Business Combination to waive the approval by the Nasdaq Stock Market of New MAC’s initial listing application.

Immediately prior to the consummation of the Business Combination, which occurred on April 7, 2025, and as contemplated by the Business Combination Agreement, New MAC and the DePalma Companies effected a series of reorganization transactions, resulting in New MAC becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies. On April 7, 2025, MAC was delisted from Nasdaq and merged with Merger Sub and New MAC. New MAC received approval from the OTC Markets for quotation of New MAC’s common stock and warrants, each representing the right to purchase a share of common stock of New MAC on the OTCQX operated on the OTC Markets under the symbols “MTGE” and “MTGEW”, respectively. New MAC’s common stock and warrants commenced trading on OTCQX at the open of trading on April 10, 2025.

Results of Operations

We incurred expenses for the three months ended March 31, 2025 for accounting fees and legal fees.

For the three months ended March 31, 2025, we incurred a net loss of $0.09 million related to accounting fees and legal expenses. For the three months ended March 31, 2024, we incurred a nil net loss.

Liquidity and Capital Resources

As of March 31, 2025 and immediately prior to the consummation of the Business Combination, New MAC had no cash. Subsequent to the Business Combination, the liquidity and capital resources of New MAC will be dependent on the available liquidity and continuing operations of the combined company, and its ability to obtain new financing, if needed. New MAC cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Contractual Obligations and Commitments

As of March 31, 2025, and December 31, 2024, we have no contractual obligations and commitments outside of the agreements to which we are party in connection with the Business Combination.

Off-Balance Sheet Arrangements

As of March 31, 2025, and December 31, 2024, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

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

Recent Accounting Pronouncements

See Note 2 in the sections entitled “Summary of Significant Accounting Policies—Recent Accounting Standards Not Yet Adopted” as referred to in the unaudited consolidated financial statements of New MAC included elsewhere in this Quarterly Report on Form 10-Q for a discussion about accounting pronouncements recently issued but not yet adopted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DEPALMA

Unless context otherwise requires, (i) all references in this section to “DePalma I” refer to DePalma Acquisition I LLC and its consolidated subsidiaries, (ii) all references in this section to “DePalma II” refer to DePalma Acquisition II LLC and its consolidated subsidiaries, and (iii) all references in this section to “DePalma,” “DePalma Companies,” “we,” “us” or “our” refer to DePalma I and DePalma II. The following discussion and analysis is intended to help the reader understand results of operations and financial condition of the DePalma Companies. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto of DePalma I, and unaudited consolidated financial statements and notes thereto of DePalma II, in each case included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to DePalma’s plans and strategy for DePalma’s business, includes forward-looking statements that involve risks and uncertainties. DePalma’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” The objective of this section is to provide investors an understanding of the financial drivers and levers in DePalma’s business and describe the financial performance of the business.

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

DePalma I is focused on acquiring, restructuring and owning medallion loans collateralized by NYC taxi medallions, whereas DePalma II is engaged in the business of owning and investing in taxi medallions as well as redeploying such medallions over time into the NYC taxi medallion lending and fleet operations market. Further, during the year ended December 31, 2024, DePalma II began selling medallions with seller financing attached. In February 2019, DePalma II entered into a non-controlling joint venture with Kirie Eleison Corp (“Kirie Eleison”), an unaffiliated strategic partner, and formed Septuagint Solutions LLC (“Septuagint”), in which DePalma II held a 50% interest and would have the right to exercise governance control once 85% of DePalma II’s Owned Medallions as of November 1, 2019 had been leased to Septuagint. Septuagint is a fully functioning medallion-leasing agent and taxi fleet operating company based in Long Island City, Queens, New York, licensed by the TLC as an agent/broker for managing NYC taxi medallions, formed for the purpose of operating and servicing taxicab medallions. The formation of Septuagint also allowed DePalma II to lease the medallions for its fleet operation business. Historically and through March 31, 2025, given the non-controlling nature of the relationship between DePalma II and Septuagint, Septuagint’s financial statements have not been consolidated with DePalma II. Summarized financial information of Septuagint is presented below within this discussion and analysis.

Septuagint is governed by an Operating Services Agreement, dated October 15, 2019 (the “OSA”). On September 26, 2024, we provided notice to Kirie Eleison of its default under certain provisions of the OSA, including a provision requiring Kirie Eleison to lease all of the medallions owned by Kirie Eleison and its affiliates and transfer their medallion leases to Septuagint. Pursuant to the OSA, Kirie Eleison had 30 days from the date of the notice to cure its default. However, on October 17, 2024, the DePalma Companies and Kirie Eleison signed an amendment to the OSA that eliminated Septuagint’s exclusive right under the OSA to lease DePalma II’s medallions and provided for a transition period until December 15, 2024 for DePalma II to decide whether to (i) have Kirie Eleison transfer its 50% interest in Septuagint to DePalma II or (ii) wind down Septuagint. The amendment allowed DePalma II to either wind down Septuagint or have Kirie Eleison transfer its ownership interest in Septuagint to DePalma II or a designee. While the transition period originally expired on December 15, 2024, pursuant to the October 17, 2024 amendment, DePalma II and Kirie Eleison subsequently agreed to further extend the transition period through March 31, 2025 in order to allow DePalma II and Kirie Eleison additional time to, among other things, evaluate their options and consider whether to continue Septuagint’s operations, or wind Septuagint down and have DePalma II continue to pursue other alternative fleet servicing arrangements with third parties and/or to establish its own fleet servicing entity. On March 31, 2025, DePalma II and Kirie Eleison agreed to further extend the transition period by which DePalma II may elect to require Kirie Eleison to transfer its membership interest in Septuagint to April 30, 2025. On April 7, 2025, Kirie Eleison assigned all of its interests in Septuagint to DePalma II and the principals of Kirie Eleison resigned from the board of directors, making Septuagint a wholly-owned subsidiary of DePalma II effective April 7, 2025. The DePalma Companies are in ongoing discussions with Kirie Eleison regarding the restructuring of its affiliates’ debt.

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

We believe we are the largest NYC taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,720 NYC taxi medallions as of March 31, 2025. In addition to our ownership of medallion loans, we believe we are also the largest owner of NYC taxi medallions, with 2,088 Owned Medallions as of March 31, 2025. As of March 31, 2025, Septuagint utilized 316 of our Owned Medallions and managed a fleet of approximately 316 vehicles and 337 drivers via a TLC-licensed fleet.

Prior to the Business Combination, the DePalma Companies were managed and directly owned by their respective members, which in turn were the DePalma Equityholders managed by the Manager, a firm founded in 2009 to make secondary investments in event-driven, distressed credit, primarily in the U.S. middle market. Our Manager is also the managing member of the Sponsor. DePalma I holds its assets, mainly its medallion loans, either directly or indirectly through certain trusts it has established, whereas DePalma II holds its assets, primarily taxi medallions, indirectly through various holding entities that have been formed for the sole purpose of owning taxi medallions. Due to some member sensitivities around effectively connected income, upon foreclosure of a loan or surrender agreement, the underlying medallion collateral for the loan will be distributed out (in-kind) by DePalma I to the respective members and their respective feeders who then recontribute the medallion collateral (in-kind) into DePalma II, which is less sensitive to effectively connected income.

Over time, we plan to transition our portfolio of non-accruing loans and Owned Medallions by selling medallions, primarily with seller financing attached, which will have the impact of increasing interest income from loans. Consistent with the DePalma Companies’ strategy over the last several years, and in response to industry dynamics, we may choose to lease Owned Medallions until sufficient market demand exists to execute a subsequent sale either for cash or with seller financing. The DePalma Companies intend to conduct these activities with the primary purposes of protecting the value of the original investment while enabling the DePalma Companies to achieve their objectives of capital appreciation and interest income from loans.

Financial Overview

For the three months ended March 31, 2025 and 2024, DePalma I generated total revenues of $3.2 million and $5.4 million, income from operations of $0.6 million and $3.0 million, other expense of $3.1 million and $0.1 million, and net (loss) income of ($2.5) million and $2.9 million, respectively. Other revenue includes payments made from the Reserve Fund. Through March 31, 2025, we have received approximately $38.5 million of revenue from MRP+ loans, of which 28% of such payments were made from the Reserve Fund. As of March 31, 2025, DePalma I had loans held for investment, at fair value of $212.0 million. For the three months ended March 31, 2025 and 2024, the DePalma Companies had gross collections of $9.8 million and $7.4 million, respectively, where 59% and 45% of such collections were related to payments made on account of restructurings or resolutions of medallion loans. The increase in gross collections was due to an increase in restructurings of Non MRP+ large borrowers during the first quarter of 2025. For the three months ended March 31, 2025, DePalma I realized a year-over-year decrease of $0.01 million in regular monthly payments (which includes interest income and amortization) from borrowers who restructured in connection with the MRP+ program, offset by $0.01 million year-over-year increase in payments received from the Reserve Fund in connection with delinquent MRP+ loans. Additionally, during the three months ended March 31, 2025, DePalma I realized a $2.5 million year-over-year increase in non-MRP+ restructuring activity from an escalation of enforcement and collection activities against defaulted loans that did not participate in the MRP+ program. The 32% increase in gross collections during the three months ended March 31, 2025 as compared to the same period in the prior year was primarily attributable to an increase in restructurings of Non-MRP+ large borrowers, compared to the three months ended March 31, 2024.

With respect to delinquencies, as of March 31, 2025 and 2024, the percentage of NYC loans by medallion count in default were 33% and 38%, respectively. The decrease in delinquencies at March 31, 2025 was largely due to the continued foreclosure of non-accruing loans during the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, the DePalma Companies completed restructurings of loans collateralized by 36 and 45 NYC medallions, respectively. The decrease in restructurings period over period was due to a reduction of restructurings and payoffs occurring in 2025, partially offset by an increase in Surrender agreements during this same period.

For the three months ended March 31, 2025 and 2024, the DePalma Companies foreclosed on 27 and 58 medallions, respectively. The decrease in the pace of foreclosures is due to the reduced size of the non-accruing loan pool as the Company has foreclosed on a significant portion of its non-accruing loans.

Business Combination and Public Company Costs

On February 14, 2023, MAC entered into the Business Combination Agreement, with the Manager, New MAC, Merger Sub, DePalma I and DePalma II. The Business Combination closed on April 7, 2025, following the receipt of the requisite stockholder approval on March 25, 2025. The closing of the Business Combination was subject to the satisfaction or waiver of certain conditions defined in the Business Combination Agreement, including, among others, approval by MAC shareholders and the approval for listing the New MAC Common Stock to be issued in connection with the Business Combination. At the closing of the Business Combination, the aggregate merger consideration paid to the holders of capital stock of the DePalma Companies was $629.5 million, which consisted of 62,954,464 newly issued shares of New MAC Common Stock. On April 10, 2025, New MAC’s common stock and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively.

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

As a result of the Business Combination, New MAC will likely be required to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. New MAC expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results

The DePalma Companies’ performance and future success depends on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

DePalma I’s balance sheet consists substantially of loans secured by taxicab medallions, which historically have been associated with higher than average delinquency rates and defaults as substantially all of the loans were acquired after they had defaulted. As of March 31, 2025, we held $339 million in aggregate principal of NYC taxicab medallion loans, of which approximately 46% of Non-MRP+ Loans by medallion count were in default. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market, then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. DePalma II’s balance sheet consists substantially of taxicab medallions which are reported at cost and evaluated for impairment. As of March 31, 2025, DePalma held an aggregate of 2,258 taxicab medallions with a carrying value of $350.3 million. The value of our taxicab medallion and loan portfolio, and the taxi industry in general, is susceptible to risk of loss resulting from, including but not limited to, changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion. Our business is heavily concentrated in medallion collateralized lending and owned medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism, as well as those that affect the City of New York. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of taxicab medallions. In addition, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion collateralized loan which could impact the value of our owned medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

MRP+

As of March 31, 2025, 37% of our current medallion loans based on the number of NYC taxi medallions that are either collateral to medallion loans or that we own, have participated in the MRP+, which is a Supplemental Loan Deficiency Guaranty program that was established to benefit participating NYC taxi medallion loan lenders by providing municipal credit support in the event of defaults by eligible and participating taxi medallion owners. As part of this initiative, the Reserve Fund was established in 2022. Initially funded with $49 million, the City of New York’s obligations to replenish the Reserve Fund is subject to and dependent upon appropriations being made from time to time by the New York City Council for such purpose. Any funding in excess of the initial $49 million is not legally required and is not committed by the City of New York and is subject to future appropriations by the New York City Council. The initial funding amount may fall short and, until the program is closed and all participants and statistics are quantified, we are unable to estimate how long the initial $49 million grant will last. The Reserve Fund balance is approximately $35 million as of March 31, 2025.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more will be reduced to an initial principal balance of $200,000, and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment in the form of a grant from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less will have a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible medallion loan exceed $170,000 per medallion. A reduction in the outstanding principal balance to the restructured principal balance is recorded as a writedown of principal in which no cash is received, at which time a loss is recorded based on the reduction in principal balance. The fair value of loans before and after entering the MRP+ program have seen minimal immediate change in fair value due to the DePalma Companies’ fair value accounting policies for MRP+ and Non-MRP+ loans and the historical valuations of underlying NYC medallion collateral for the period of time in which the MRP+ program has existed.

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

Changes in interest rates historically have not had an identifiable impact on our interest income, gross income spread, or our ability to pass on interest costs to the borrower. The majority of our loan portfolio historically has been non-accruing and has not made regular interest payments. The majority of our current interest income is from the MRP+ loans, which have a fixed interest rate of 7.3%. Additionally, DePalma I and DePalma II currently have no external borrowings, so fluctuations in interest rates have not historically impacted gross income spread or interest expense.

As the impact of interest rates has generally not been material to our historical operating results, we have not entered into any interest rate swaps or other hedging transactions to mitigate such risks. However, we may do so in the future if interest rates increase and our exposure to interest rates becomes more significant. Furthermore, with respect to our assets that are not MRP+ Loans, which consist of NYC Non-MRP+ Loans, approximately 46% of which are in default, we believe that we are able to mitigate the impact from any rising interest rates as we are generally able to pass on such increased interest rate costs to the borrowers. For example, with respect to such assets, we generally expect to either refinance the defaulted loans into new medallion loans or restructure the existing loans with new loan terms, in each case at a rate that would reflect the then current market interest rate. As a result, we believe that we have the flexibility to adjust our interest rate exposure with respect to some of our asset portfolio.

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

Revenue

DePalma I’s revenue has historically been primarily comprised of interest income from the taxicab medallion loans and any interest earned from cash on hand. All of the medallion loans are collateralized by one or more taxicab medallions, with a significant portion of the loans participating in the MRP+ program established by the City of New York and the New York City Taxi and Limousine Commission (“TLC”). These loans are nonrecourse loans that do not carry a personal guarantee, but rather have credit support from funds provided by the City of New York. Medallion loans that do not participate in the MRP+ program (or its predecessor, MRP) are often further secured by personal guarantees and, in some cases, collateralized with additional collateral such as real estate of the borrowers. In addition, DePalma I’s other revenue has historically been comprised of restructuring fees borrowers are requested to pay as part of the MRP+ program, payments received from the Reserve Fund as they are not contractual payments made by the borrowers, fees received in connection with non-MRP+ restructurings and settlements, and the resolution of certain litigation and bankruptcy proceedings, as discussed further below.

DePalma II’s revenue has historically been nominal due to the fact that the majority of the Unregistered Medallions have not yet been placed in operation through Septuagint or otherwise, however more recently, and during the three months ended March 31, 2025 and 2024, has recognized interest income from MRP+ loans, originating medallion loan financings, and from cash on hand. In addition, during the three months ended March 31, 2025, DePalma II began recognizing other revenue that is primarily comprised of payments from the Reserve Fund on behalf of borrowers.

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

Other Income

DePalma I treats the loans purchased as a pool of loans in its books and records. DePalma I’s purchases of taxicab medallion loans have been transacted at significant discounts to par value and DePalma I has been working to resolve those loans. Resolution of the loans to date have resulted from (i) loan principal payments (at agreed upon amounts, either at or below par) and/or (ii) foreclosure and possession of collateral (taxi medallions). In either case, DePalma I recognizes a gain or loss which is the difference between the sale proceeds of a loan, or collateral value less foreclosure costs in a foreclosure, and the carrying value. Gains on loans held for investment may derive from principal payments in cash or collateral that exceed the carrying value of the principal amount that was relieved. Losses on loans held for investment may occur upon a reduction in principal balance in a restructuring, including when loans enter the MRP+ program. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. DePalma I and DePalma II record changes in fair value on loans held for investment as a result of changes in the fair value of loans collateralized by taxi medallions, as applicable, which are primarily generated through changes in medallion pricing and changes in unpaid principal balances on outstanding loans. Prior period changes in fair value have been included in the carrying value of such loans up until foreclosure. DePalma II also recognizes a gain or loss from disposals of medallions.

Results of Operations of DePalma I

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations of DePalma I for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue:
Interest income	$2,967	$3,626	$(659)	(18)%
Other revenue	195	1,777	(1,582)	(89)%
Total revenue	3,162	5,403	(2,241)	(41)%

Operating expenses:
Service fee expense	1,050	1,200	(150)	(13)%
Professional fees	1,466	1,181	285	24%
General and administrative	68	57	11	19%
Total operating expenses	2,584	2,438	146	6%
Income from operations	578	2,965	(2,387)	(81)%

Other expense:
Losses on loans held for investment, net	(3,133)	(50)	(3,083)	*
Total other expense	(3,133)	(50)	(3,083)	*

Net (loss) income	$(2,555)	$2,915	$(5,470)	(188)%

* Percentage not meaningful

Revenue

Interest income. Interest income of DePalma I of $3.0 million decreased by $0.7 million, or 18%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was generated by a decrease in interest income in both MRP+ loans and Non-MRP+ loans. DePalma I experienced a $0.3 million decrease in interest income from loans in the MRP+ program driven by principal paydowns from borrowers. DePalma I also experienced a $0.4 million decrease in interest income from Non-MRP+ loans due to an increase in loan satisfactions by performing borrowers.

Other revenue. Other revenue of DePalma I of $0.2 million decreased by $1.6 million, or 89%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was due to a decrease in payments received from the Reserve Fund within DePalma I as a result the transfer of non-accruing MRP+ loans from DePalma I to DePalma II during the three months ended March 31, 2025.

Operating Expenses

Service fees. Service fees of DePalma I of $1.1 million decreased by $0.2 million, or 13%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such decrease was due to a decrease in required service fees within DePalma I due to the transfer of non-accruing MRP+ loans from DePalma I to DePalma II during the three months ended March 31, 2025.

Professional fees. Professional fees of DePalma I of $1.5 million increased by $0.3 million, or 24%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such increase was due to additional costs in preparation for the closing of the Business Combination.

General and administrative fees. General and administrative fees of DePalma I of $0.07 million increased by $0.01 million, or 19%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such increase was due to additional costs in preparation for the closing of the Business Combination.

Other Expense

For the three months ended March 31, 2025, principal payments were received on 979 loans secured by 1,247 medallions and DePalma I foreclosed on 27 medallions. For the three months ended March 31, 2024, principal payments were received on 1,086 loans secured by 1,325 medallions and DePalma I foreclosed on 58 medallions. The decrease in loans that received principal payments during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was due to satisfaction of loans by borrowers reducing the number of paying medallions. The decrease in foreclosed medallions during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to a decrease in non-performing loans from period to period, thereby reducing the potential medallion foreclosures.

Losses on loans held for investment, net. Losses on loans held for investment, net of DePalma I of $3.1 million increased by $3.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. DePalma I experienced a $5.6 million loss on loans collateralized by Chicago taxi medallions, $0.8 million of which was due to a revaluation of the underlying medallions and $4.8 million of which was due to a markdown of mortgage collateral, partially offset by a $1.5 million increase in gains from paydowns on Non-MRP+ loans, a $0.2 million increase in gains from foreclosures on NYC medallions in the MRP+ portfolio, and $0.8 million increase in gains from a revaluation of MRP+ loans as a result of a reduction in the risk-free rate.

Results of Operations of DePalma II

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations of DePalma II for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue:
Interest income	$319	$14	$305	*
Other revenue	1,108	-	1,108	*
Total revenue	1,427	14	1,413	*

Operating expenses:
Depreciation expense	539	462	77	17%
Professional fees	871	521	350	67%
General and administrative	361	51	310	*
Fleet servicing fees, net	1,125	-	1,125	*
Total operating expenses	2,896	1,034	1,862	180%
Loss from operations	(1,469)	(1,020)	(449)	44%

Other income:
Gains from disposal of medallions	66	54	12	22%
Gains on loans held for investment, net	271	-	271	*
Total other income	337	54	283	524%

Net loss	$(1,132)	$(966)	$(166)	17%

*Percentage not meaningful

Revenue

Interest income. Interest income was $0.3 million for the three months ended March 31, 2025. The increase in interest income was due to a $0.2 million increase in interest from cash on hand during the three months ended March 31, 2025, and a $0.1 million increase from additional originations of medallion loan financings.

Other revenue. Other revenue was $1.1 million for the three months ended March 31, 2025. The increase in other revenue was due to payments received from the Reserve Fund within DePalma II resulting from the in-kind contribution of MRP+ loans from DePalma I into DePalma II during the three months ended March 31, 2025.

Operating Expenses

Depreciation expense. Depreciation expense of DePalma II of $0.5 million increased by $0.1 million, or 17%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such increase was due to the purchase and placement of additional taxicab vehicles in service.

Professional fees. Professional fees of DePalma II of $0.9 million increased by $0.4 million, or 67%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such increase was due to a $0.3 million increase in additional costs incurred from the closing of the Business Combination, as well as a $0.1 million increase in fees from transferring medallions in the TLC’s records.

General and administrative fees. General and administrative fees was $0.4 million for the three months ended March 31, 2025. Such increase was due to a $0.2 million increase in rent expense from the new garage lease, a $0.1 million increase as a result of an increase in DePalma II’s share of third party administration costs due to DePalma II’s increase in net asset value, and $0.1 million was a result of an increase in loan servicing costs.

Fleet servicing fees, net. Fleet servicing fees, net was $1.1 million for the three months ended March 31, 2025. Such increase was due to DePalma II entering into the fleet servicing Consulting Agreement, which commenced on November 15, 2024.

Other Income

Gains from disposal of medallions. Gains from disposal of medallions of DePalma II of $0.1 million increased by $0.01 million, or 22%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was due to DePalma II disposing of two medallion through a settlement transaction with DePalma I and a third-party borrower during the period.

Gains on loans held for investment, net. Gains on loans held for investment, net was $0.3 million for the three months ended March 31, 2025. The increase in gains on loans held for investment, net was due to a revaluation of MRP+ loans during the three months ended March 31, 2025 due to a reduction in the assumed risk free rate of return.

Summarized Financial Information of Septuagint

DePalma II’s investment in Septuagint is accounted for under the equity method to which DePalma II has elected the fair value option. As of March 31, 2025 and December 31, 2024, the fair value of DePalma II’s equity investment in Septuagint was $0.

DePalma II and Septuagint have historically, and continue to, conduct related party transactions with each other. The most notable transactions include, but are not limited to, various working capital promissory notes issued from DePalma II to Septuagint in an aggregate amount of $3.5 million inclusive of PIK interest through March 31, 2025. These working capital notes were amended in June 2023 to extend the maturity date of principal and accrued interest to June 2026. As of March 31, 2025 and December 31, 2024, the fair value of the working capital notes are determined to be $0 based on DePalma II’s assessment of its historical collections and expected future collections. Furthermore, DePalma II does not expect to receive future payment related to the working capital notes upon termination of the OSA. In addition, DePalma II leases medallions and taxicab vehicles to Septuagint that Septuagint may use in its taxicab fleet operations. The monthly rental payment for each medallion is $1,500 per month, and the monthly rental payment for taxicab vehicles varies by lease. Please refer to the financial statements of DePalma II included within this Quarterly Report on Form 10-Q for additional information on DePalma II’s transactions with Septuagint and resulting impact to DePalma II’s financials statements, financial condition, and results of operations.

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

Effective April 7, 2025, Kirie Eleison assigned all of its interests in Septuagint to DePalma II. Consequently, the principals of Kirie Eleison resigned from the board of directors of Septuagint, making Septuagint a wholly-owned subsidiary of DePalma II as of that date. DePalma II intends to continue the operations of Septuagint and is currently evaluating the impact of consolidating Septuagint on its consolidated financial statements effective April 7, 2025.

The following tables present unaudited summarized financial information of Septuagint’s assets, liabilities, and results of operations for the periods presented:

	March 31, 2025	December 31, 2024
	(in thousands)
Current assets	$3,237	$2,232
Noncurrent assets	6,766	4,744
Current liabilities	16,144	13,539
Noncurrent liabilities	9,863	7,553

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues	$3,636	$2,798
Gross profit	1,477	1,641
Net loss	(1,702)	(1,055)

Financial Condition

The Manager and the members of the DePalma Companies evaluate the financial condition and capital requirements of the DePalma Companies at the DePalma I and DePalma II levels, as well as on a combined basis. Historically, dependent upon the working capital needs of each of the DePalma Companies, DePalma I will, at times, advance working capital on behalf of DePalma II, and DePalma II will reimburse DePalma I in a timely manner. In addition, DePalma I may, via its Members, distribute capital to DePalma II that is not reimbursable to DePalma I. In addition, upon foreclosure of a loan or surrender agreement, the underlying medallion collateral for the loan will be distributed out (in-kind) by DePalma I to the respective members and their respective feeders who then recontribute the medallion collateral (in-kind) into DePalma II, consistent with the objective of each of the DePalma Companies. These in-kind transfers are largely dependent upon the activities of DePalma I, most notably including the frequency at which it obtains medallions secured as loan collateral. These in-kind transfers can have a significant impact on the reported amount of assets on each of the DePalma Companies’ balance sheets, as well as the resulting assessments of financial condition by the Manager and the members on each of the DePalma Companies. During the three months ended March 31, 2025 and 2024, DePalma I, through its members, made distributions of underlying medallion collateral in-kind to DePalma II of approximately $5.3 million and $13.8 million, respectively. Additionally, during the three months ended March 31, 2025, DePalma I, through its members, made distributions of MRP+ loans in-kind to DePalma II of approximately $53.5 million.

On a combined basis, the DePalma Companies’ most notable changes in financial condition from December 31, 2024 to March 31, 2025 included an increase in intangible assets of approximately $5.0 million, a decrease in loans held for investment, at fair value of approximately $12.7 million., and an increase in property and equipment of approximately $6.1 million. The increase in intangible assets was driven by contributions received on the medallion collateral (in-kind) into DePalma II resulting from medallion foreclosures. The decrease in loans held for investment, at fair value was driven by cash paydowns received and medallion foreclosures. The increase in property and equipment was driven by additional vehicles purchased by DePalma II.

Liquidity and Capital Resources

Cash Flows of DePalma I

DePalma I uses traditional measures of cash flow, including net cash provided by its operating activities and net cash provided b (used in) its investing activities, as well as cash available for distribution to evaluate its periodic cash flow results. As of March 31, 2025 and December 31, 2024, DePalma I had available cash and cash equivalents of $8.4 million and $2.4 million, respectively, which are available to fund its operations.

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table reflects the changes in cash flows of DePalma I for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$1,362	$2,251	$(889)	(39)%
Net cash provided by (used in) investing activities	4,646	(329)	4,975	*
Net increase in cash and cash equivalents	6,008	1,922	4,086	213%
Cash and cash equivalents, at beginning of period	2,364	35,735	(33,371)	(93)%
Cash and cash equivalents, at end of period	8,372	37,657	(29,285)	(78)%

* Percentage not meaningful

Operating Activities

The decrease to net cash provided by operating activities was $0.9 million, or 39% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such decrease was driven by a decrease in other revenue of $1.6 million, as well as various changes in operating activities.

Investing Activities

The increase to net cash provided by investing activities was $5.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such increase was due to an increase in loan payments received on loans during the period, as well as a reduction in loan purchases.

Cash Flows of DePalma II

DePalma II uses traditional measures of cash flow, including net cash provided by operating activities and net cash used in investing activities, as well as cash available for distribution to evaluate its periodic cash flow results. As of March 31, 2025 and December 31, 2024, DePalma II had available cash and cash equivalents of $26.8 million and $32.8 million, respectively, which are available to fund its operations.

The taxi industry is competitive and there are uncertainties around our cash flows. Septuagint competes with other established fleets, technology enabled ride sharing apps, and public transit among other competitors. On April 7, 2025, Kirie Eleison resigned from the board of directors, making Septuagint a wholly-owned subsidiary of DePalma II effective April 7, 2025. DePalma II intends to continue the operations of Septuagint.

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table reflects the changes in cash flows of DePalma II for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$422	$206	$216	105%
Net cash used in investing activities	(6,425)	(322)	(6,103)	*
Net decrease in cash and cash equivalents	(6,003)	(116)	(5,887)	5075%
Cash and cash equivalents, at beginning of period	32,809	493	32,316	6555%
Cash and cash equivalents, at end of period	26,806	377	26,429	7010%

* Percentage not meaningful

Operating Activities

The increase to net cash provided by operating activities was $0.2 million, or 105% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such increase was primarily due to an increase in other revenue of $1.1 million, and an increase in interest income of $0.3 million, .partially offset by an increase in fleet servicing fees, net of $1.1 million.

Investing Activities

The increase to net cash used in investing activities was $6.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such increase was driven by a $6.7 million increase in vehicles purchased during the period, partially offset by medallion settlement payments received of $0.4 million.

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

On November 15, 2024, DePalma II entered into an operating lease for taxicab garage and office space. DePalma II’s contractual obligations under this operating lease, excluding periods covered by renewal options, include minimum lease payments of $0.7 million for each of the fiscal years ending December 31, 2025 through 2029. The DePalma companies have no other long-term contractual commitments as of March 31, 2025.

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

Critical Accounting Policies and Estimates

The DePalma Companies’ unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of the DePalma Companies’ unaudited consolidated financial statements requires each management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of revenue, costs and expenses, and related disclosures. Each of the DePalma Companies’ management bases their estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by each management. To the extent that there are differences between their estimates and actual results, future financial statement presentation, financial condition, results of operations, and cash flows of the DePalma Companies will be affected.

An accounting policy or estimate is considered to be critical or significant if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited consolidated financial statements.

Management of each of the DePalma Companies believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a description of DePalma I’s significant accounting policies, see Note 2 “Summary of Significant Accounting Policies,” of the notes to DePalma I’s unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For a description of DePalma II’s significant accounting policies, see Note 2 “Summary of Significant Accounting Policies,” of the notes to DePalma II’s unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

DePalma I

As of March 31, 2025 and December 31, 2024, DePalma I had loans held for investment, at fair value of $212.0 million and $278.6 million, respectively. The following table presents information about DePalma I’s loans held for investment, at fair value by levels within the valuation hierarchy as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	Level 3
	(in thousands)
Loans held for investment, at fair value
Private Loans:
MRP+ Loans	$142,134	$201,106
Non-MRP+ Loans	69,893	77,465
Total loans held for investment, at fair value	$212,027	$278,571

The following tables summarize the valuation techniques and significant unobservable inputs used for DePalma I’s investments that are categorized within Level 3 of the fair value hierarchy as of March 31, 2025 and December 31, 2024:

March 31, 2025
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
(in thousands)
MRP+ Loans	$142,134	Income Approach[1]	Discount Rate[2]	8.00%	8.00%	8.00%
Non-MRP+ Loans - NYC	59,305	Market Approach[3]	Discounted Medallion Price[4]	$166	$166	$166
Non-MRP+ Loans - Other	10,588	Market Approach	Market Medallion Price	$9	$12	$10
Total	$212,027

1.
Used to value MRP+ loan cash flows.
2.
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
3.
The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $81,667 to $150,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of March 31, 2025, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
4.
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
5.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

December 31, 2024
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
(in thousands)
MRP+ Loans	$201,106	Income Approach[1]	Discount Rate[2]	8.25%	8.25%	8.25%
Non-MRP+ Loans - NYC	60,996	Market Approach[3]	Discounted Medallion Price[4]	$166	$166	$166
Non-MRP+ Loans - Other	16,469	Market Approach	Market Medallion Price	$10	$12	$11
Total	$278,571

1.
Used to value MRP+ loan cash flows.
2.
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
3.
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
4.
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
5.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

DePalma II

As of March 31 31, 2025 and December 31, 2024, DePalma II had investments at fair value of $56.3 million and $2.4 million, respectively. The following table presents information about DePalma II’s investments by levels within the valuation hierarchy as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	Level 3
	(in thousands)
Working Capital Note	$—	$—
Loans held for investment, at fair value
Private loans:
MRP+ Loans	53,737	—
Non-MRP+ Loans - NYC	2,585	2,427
Total	$56,322	$2,427

The following tables summarize the valuation techniques and significant unobservable inputs used for DePalma II’s investments that are categorized within Level 3 of the fair value hierarchy as of March 31, 2025 and December 31, 2024:

March 31, 2025
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
(in thousands)
MRP+ Loans	$53,737	Income Approach[1]	Discount Rate[2]	8.00%	8.00%	8.00%
Non-MRP+ Loans - NYC	2,585	Market Approach[3]	Discounted Medallion Price[4]	$166	$166	$166
Total	$56,322

1.
Used to value MRP+ loan cash flows.
2.
The discount rate is utilized to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, DePalma II considers the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program.
3.
The most significant inputs include recent DePalma I medallion sale prices (ranging from $175,000 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $81,667 to $150,000). In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of March 31, 2025, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
4.
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the Market Medallion Price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by DePalma II.
5.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

December 31, 2024
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[3]
(in thousands)
Non-MRP+ Loans - NYC	$2,427	Market Approach[1,2]	Discounted Medallion Price[2]	$166	$166	$166
	$2,427

1.
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
2.
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which low value was $165,000 and the high value was $185,000.
3.
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

DePalma II evaluates its taxi medallions as a single unit of accounting for purposes of testing for impairment, as taxi medallions are homogeneous assets, which are interchangeable and have identical characteristics. In DePalma II’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, DePalma II determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions, notably including the determination of anticipated impacts of changes in regulatory and macroeconomic factors impacting our industry, as well as the use of limited readily available market information of third party medallion transfers, including those reported by the TLC. No impairment losses were recognized for the three months ended March 31, 2025 and 2024.

Recent Accounting Pronouncements

See Note 2 in the section entitled “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” as referred to in the notes to the unaudited consolidated financial statements of DePalma I, and Note 2 in the section entitled “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” as referred to in the notes to the unaudited consolidated financial statements of DePalma II, in each case included elsewhere in this Quarterly Report on Form 10-Q for a discussion about accounting pronouncements recently issued not yet adopted.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARBLEGATE ACQUISITION CORP.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 10, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

On January 17, 2025, we issued the January 2025 Note, in the principal amount of up to $485,000, to Marblegate SOMF. The January 2025 Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for working capital expenses. The January 2025 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Payee, up to $485,000 of the unpaid principal amount of the January 2025 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the January 2025 Note.

On March 25, 2025, we held a special meeting of stockholders at which our stockholders approved and adopted (i) the DePalma Business Combination Agreement and (ii) an amendment and restatement of our amended and restated certificate of incorporation and the material differences between the proposed amended and restated certificate of incorporation of New MAC and our existing amended and restated certificate of incorporation. In connection with the Business Combination Meeting, holders of 322,274 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $3.6 million will be removed from the Company’s trust account to pay such holders.

Extension of Combination Period

We originally had up to 15 months from the closing of our initial public offering, or until January 5, 2023, to consummate an initial business combination. However, at the First Extension Meeting, our stockholders approved the amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors). In connection with the First Extension Meeting, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the Trust Account and paid to such holders on December 2, 2022.

On June 27, 2023, the Company held the Second Extension Meeting, at which our stockholders approved a second amendment to the amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination or an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the board. In connection with the Second Extension Meeting, stockholders holding 244,327 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders on July 4, 2023.

On December 19, 2023, the Company held the Third Extension Meeting, at which our stockholders approved a third amendment to the amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination for an additional nine (9) months, from January 5, 2024 to October 5, 2024, or such earlier date as determined by the board. In connection with the Third Extension Meeting, stockholders holding 128,459 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the trust account to pay such holders on December 22, 2023.

On September 10, 2024, the Company held the Fourth Extension Meeting, at which our stockholders approved the fourth amendment to the certificate of incorporation to extend the date by which we must consummate our initial business combination for an additional six (6) months, from October 5, 2024 to April 5, 2025 (or such earlier date as determined by our board of directors). In connection with the Fourth Extension Meeting, stockholders holding 268,726 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the trust account and paid to such holders. Following the redemptions and as of March 31, 2025, we had 46,605 public shares outstanding.

On March 25, 2025, the Company held the Special Shareholder Meeting, at which our stockholders approved the DePalma Business Combination. In connection with the Special Shareholder Meeting, stockholders holding 322,274 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $3.6 million (approximately $11.05 per share) was removed from the account and paid to such holders.

Following the redemptions and as of March 31, 2025, we had 46,605 public shares outstanding.

Founder Conversion

On June 28, 2023, we issued 4,000,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor. The 4,000,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination; consequently, the shares of Class A common stock issued in connection with the Founder Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our sponsor, officers and directors.

DePalma Business Combination

On February 14, 2023, we entered into the DePalma Business Combination Agreement with Marblegate, New MAC, Merger Sub and the DePalma Companies, pursuant to which, among other things, the parties agreed to the DePalma Business Combination under which we agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a public company.

On April 5, 2025, the parties to the DePalma Business Combination entered into a waiver to the Business Combination Agreement to waive the listing condition set forth in Section 7.3(d) of the Business Combination Agreement that had required the Nasdaq market exchange to have approved New MAC’s listing application.

In connection with the closing of the DePalma Business Combination on April 7, 2025, MAC consummated the merger transaction, whereby Merger Sub merged with and into MAC, the separate corporate existence of Merger Sub ceasing and MAC being the surviving corporation and a direct wholly owned subsidiary of New MAC, whereupon New MAC applied for the New MAC Common Stock and New MAC Warrants to be quoted, as soon as possible following the consummation of the Business Combination, on the OTCQX® Best Market (“OTCQX”) operated on The OTC Market systems (the “OTC Market”) under the symbols “MGTE” and “MGTEW”, respectively. On April 10, 2025, New MAC received approval from the OTC Markets for quotation of the New MAC Common Stock and New MAC Warrants on the OTCQX. The New MAC Common Stock and New MAC Warrants commenced trading on OTCQX at the open of business on April 10, 2025.

Pursuant to the DePalma Business Combination Agreement, and subject to the terms and conditions contained therein, among other things:

(i)
immediately prior to the consummation of the transactions contemplated by the DePalma Business Combination Agreement, New MAC and the DePalma Companies effected a series of reorganization transactions, resulting in the DePalma Companies becoming wholly-owned subsidiaries of New MAC;
(ii)
Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of New MAC, in accordance with the terms and subject to the conditions of the DePalma Business Combination Agreement; and

(iii)
upon the Effective Time, (x) each share of Class A common stock issued and outstanding immediately prior to the Effective Time were cancelled and converted into the right to receive the Company Per Share Consideration; (y) each share of Class B common stock issued and outstanding immediately prior to the Effective Time were cancelled and converted into the right to receive the Company Per Share Consideration, and (z) each warrant of the Company outstanding immediately prior to the Effective Time were cancelled and converted into the right to receive one warrant of New MAC, with New MAC assuming our obligations under the existing warrant agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination and working to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account established for the benefit of our public stockholders with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.

For the three months ended March 31, 2025, we had a net loss of $603,163, which consists of operating costs of $566,558, change in fair value of warrants of $59,150 and provision for income tax of $7,482, offset by interest income on cash held in the Trust Account of $30,027.

For the three months ended March 31, 2024, we had a net loss of $673,199, which consists of operating costs of $729,400, provision for income tax of $12,070 and change in fair value of warrant liabilities of $6,098, offset by interest income on cash held in the Trust Account of $74,369.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

On October 5, 2021, we consummated the Initial Public Offering of 30,000,000 units, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 910,000 private placement units at a price of $10.00 per private placement unit in the private placement, generating gross proceeds of $9,100,000.

Following the Initial Public Offering and the private placement, a total of $301,500,000 was placed in the Trust Account. We incurred $42,630,587 in Initial Public Offering related costs, including $6,000,000 of underwriting fees, $15,000,000 of deferred underwriting fees, net of reimbursement, $1,015,137 of other offering costs including $509,600 for the fair value of the private placement warrants included in the private placement units, and $505,537 of offering costs, and $20,615,450 for the fair value of the Founder Shares attributable to certain anchor investors.

For the three months ended March 31, 2025, cash used in operating activities was $289,824. Net loss of $603,163 was affected by interest earned on cash held in the Trust Account of $30,027 and change in fair value of warrants of $59,150. Changes in operating assets and liabilities reduced cash outflows from operating activities by $284,216.

For the three months ended March 31, 2024, cash used in operating activities was $343,718. Net loss of $673,199 was affected by interest earned on cash held in the Trust Account of $74,369 and change in fair value of warrant liabilities of $6,098. Changes in operating assets and liabilities reduced cash outflows from operating activities by $397,752.

As of March 31, 2025, we had cash held in the Trust Account of $4,074,710 (including $367,476 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2025, we withdrew $19,745 of interest income from the Trust Account to pay our franchise and income tax obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In November 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

As of March 31, 2025, we had cash of $91,453 outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to complete a Business Combination, such as the DePalma Business Combination.

On June 30, 2022, we issued a promissory note (the “2022 Promissory Note”) to Marblegate SOMF, for a working capital loan for which we may borrow up to the principal sum of $600,000. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued an additional promissory note (the “2023 Promissory Note”) to Marblegate SOMF in the amount of $1,100,000. On July 20, 2023, the Company issued an additional promissory note (the “July 2023 Note”) to Marblegate SOMF in the amount of $500,000. On December 21, 2023, the Company issued another promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Promissory Note”). On April 11, 2024, the Company issued a promissory note (the “April 2024 Promissory Note”) in the principal amount of up to $240,000 to Marblegate SOMF. On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF. On October 22, 2024, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate SOMF. On January 17, 2025, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $485,000 to Marblegate SOMF. Each of the 2022 Promissory Note, the 2023 Promissory Note, the July 2023 Note, the December 2023 Promissory Note, the April 2024 Promissory Note the July 2024 Note, the October 2024 Note and January 17, 2025 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the payee, all or a portion of the unpaid principal amount of the note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of March 31, 2025 and December 31, 2024, $3,675,000 and $3,385,000 are outstanding on the working capital loans, respectively.

Upon consummation of the Business Combination the Company settled certain of its obligations from the funds available from its operating bank account and funds remaining in the Trust Account, as well as funds available from the merger flow of funds. Any further liabilities of the Company will be settled from the support of New MAC.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of up to $10,000 per month for secretarial and administrative support. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. The total accumulated balance of accrued fees for administrative services included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of March 31, 2025, and December 31, 2024, amounted to $419,744 and $389,744, respectively.

The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the initial 30,000,000 units sold in the Initial Public Offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. On August 11, 2023, the Company entered into a fee reduction agreement with the underwriters whereby the underwriters agreed to forfeit $12,000,000 of the aggregate $15,000,000 deferred fee contingent upon the consummation of the DePalma Business Combination. The reduced deferred fee of $3,000,000 shall be payable on the consummation of the DePalma Business Combination, as contemplated by the underwriting agreement. If the contemplated DePalma Business Combination is not completed, and the Company completes a Business Combination with another target, the deferred underwriting fee due would then revert to the original amount of $15,000,000.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC Topic 815-40-15-7D, (“Derivatives and Hedging”), under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the private placement warrants are exercised or expire, and any change in fair value will be recognized in our statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating loss per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Form 10-K”). The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Our securities are thinly traded and largely illiquid.

Our shares of common stock and our warrants are currently quoted on the OTC Markets (OTCQX). Although it is the highest-level platform on the OTC Markets, it is not a national exchange, which can prevent institutional investors from trading in our securities, and results in a lower frequency of trades and trading volume than securities quoted on a national exchange. Continued trading on the OTCQX may also adversely affect our ability to obtain financing in the future due to the decreased liquidity of our securities and other restrictions that certain investors have for investing in securities not traded on a national exchange. No assurance can be given as to (i) the likelihood that an active market for our securities will develop and be sustained, (ii) the liquidity of any such market, (iii) the ability of our securityholders to sell their securities or (iv) the prices that our securityholders may obtain for any of our securities that they hold. No prediction can be made as to the effect, if any, that future sales of our securities, or the availability of our securities for future sale, will have on the market price prevailing from time to time. Sales of substantial amounts of our securities, or the perception that such sales could occur, may adversely affect prevailing market prices of our securities.

While we intend to seek listing on the Nasdaq Stock Market (“Nasdaq”), the New York Stock Exchange (“NYSE”) or another national stock exchange when our company is eligible, there can be no assurance when or if our common stock will be listed on Nasdaq, NYSE or another national stock exchange. Until then, we expect our securities to remain volatile and lack the liquidity of larger companies.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, the price or trading volume of our securities could decline.

The trading market for our securities will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares of common stock or change their opinion of our shares of common stock, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline.

Our business may be negatively impacted by imposed tariffs on imports from foreign countries.

Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10% baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, while tariffs on imports from the 57 targeted nations, ranging from 11% to 50%, took effect on April 9. On the same day, President Trump announced a 90-day “pause” on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and

China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

We currently operate a taxi fleet and intend to expand the size of our fleet. To expand our taxi fleet, the Company intends to purchase additional vehicles. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the tariff on imports from foreign countries could adversely affect our business, including an increase to the cost of vehicles the Company intends to purchase in the future and supply chain disruptions that limit our ability to purchase vehicles and the required component parts to convert vehicles into taxicabs. The extent and duration of any tariffs or related market disruptions are impossible to predict, but could be substantial and may also have the effect of heightening other risks listed in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, which could materially adversely affect our business, profitability and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

2025 Director Compensation

On May 12, 2025, the Company’s board of directors (the "Board") approved 2025 compensation to the Company's non-executive directors. In exchange for service on the Board, each non-executive director shall be entitled to a cash payment of $150,000, taking into account any required proration, payable quarterly in arrears (the "2025 Director Compensation"). The Company does not intend to pay its directors additional fees for attending board meetings, although the Company intends to reimburse each director for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Andrew Milgram, the only executive member of the Board, will not be entitled receive the 2025 Director Compensation.

Management Services Agreement

The Company is filing a corrected version of the Management Services Agreement as Exhibit 10.3 to this Quarterly Report, to replace, in its entirety, the version of the Management Services Agreement filed as Exhibit 10.3 to its Current Report on Form 8-K filed on April 11, 2025, which included certain scrivener’s errors.

ITEM 6. EXHIBITS

EXHIBIT INDEX

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

2.2

Waiver to the Business Combination Agreement, dated April 5, 2025, by and among Marblegate Acquisition Corp., Marblegate Asset Management, LLC, Marblegate Capital Corporation, MAC Merger Sub, Inc., DePalma Acquisition I LLC and DePalma Acquisition II LLC (incorporated by reference to Exhibit 2.2 to Marblegate Capital Corporation's Annual Report on Form 10-K filed with the SEC on April 7, 2025).

3.1

Amended and Restated Certificate of Incorporation of Marblegate Capital Corporation (incorporated by reference to Exhibit 3.1 to Marblegate Capital Corporation's Annual Report on Form 10-K filed with the SEC on April 7, 2025).

3.2

Amended and Restated Bylaws of Marblegate Capital Corporation (incorporated by reference to Exhibit 3.2 to Marblegate Capital Corporation's Annual Report on Form 10-K filed with the SEC on April 7, 2025).

4.1

Specimen Common Stock Certificate of Marblegate Capital Corporation (incorporated by reference to Exhibit 4.1 to Marblegate Capital Corporation’s Annual Report on Form 10-K filed with the SEC on April 7, 2025).

4.2

Specimen Warrant Certificate of Marblegate Capital Corporation (incorporated by reference to Exhibit 4.2 to Marblegate Capital Corporation’s Annual Report Form 10-K filed with the SEC on April 7, 2025).

4.3

Warrant Agreement, dated September 30, 2021, by and between Continental Stock Transfer & Trust Company and Marblegate Acquisition Corp. (incorporated by reference to Exhibit 4.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

4.4

Warrant Assumption Agreement, dated April 7, 2025, by and among Marblegate Acquisition Corp., Marblegate Capital Corporation, and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to Marblegate Capital Corporation’s Annual Report on Form 10-K filed with the SEC on April 7, 2025).

10.1

Promissory Note, dated January 17, 2025, issued to Marblegate Special Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on January 22, 2025).

10.2

Registration Rights Agreement, dated as of April 7, 2025, by and among Marblegate Capital Corporation, Marblegate Acquisition LLC, and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.19 to Marblegate Capital Corporation’s Annual Report on Form 10-K filed with the SEC on April 7, 2025).

10.3*+	Management Services Agreement, dated April 7, 2025, by and between Marblegate Capital Corporation and Marblegate Asset Management, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marblegate Capital Corporation

Date: May 15, 2025	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Director (principal executive officer)

Date: May 15, 2025	By:	/s/ Jeffrey Kravetz
	Name:	Jeffrey Kravetz
	Title:	Chief Financial Officer (principal officer and principal accounting officer)