Form 10-Q
period 2025-06-30
Marblegate Capital Corp
filed 2025-08-14
CIK 1965052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 73,914,402 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

*The registrant’s shares of common stock, par value $0.0001 per share, and warrants each trade over-the-counter on OTCQX® Best Market tier operated on the OTC Markets under the trading symbols “MGTE” and “MGTEW”, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 7, 2025 (the “Closing Date”), Marblegate Acquisition Corp., a Delaware corporation (“MAC”), Marblegate Asset Management, LLC, a Delaware limited liability company (“MAM”), Marblegate Capital Corporation, a Delaware corporation (the “Company” or “MCC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of MCC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and each of DePalma I and DePalma II, a “DePalma Company” and together, the “DePalma Companies” or “DePalma”), consummated the previously announced business combination (the “Business Combination” or the “DePalma Business Combination”) pursuant to the terms of the Business Combination Agreement, dated February 14, 2023, by and among the foregoing parties (the “Business Combination Agreement” or the “DePalma Business Combination Agreement”). In connection with the Closing of the Business Combination, among other things, (i) MCC and the DePalma Companies effected a series of reorganization transactions, resulting in MCC becoming the majority owner of the DePalma Companies, and (ii) Merger Sub merged with and into MAC (the “Merger”), with MAC surviving the Merger as a wholly-owned subsidiary of MCC. On April 10, 2025, MCC’s shares of common stock, par value $0.0001 per share, and warrants, each representing the right to purchase a share of common stock of MCC, began trading on the OTCQX® Best Market (the “OTC Markets”) under the symbols “MGTE” and “MGTEW”, respectively.

Unless context otherwise requires, references to the “Company,” “MCC,” “our,” “us” or “we” in this Quarterly Report on Form 10-Q refer to Marblegate Capital Corporation.

Further information regarding the Business Combination is set forth in the definitive proxy statement/prospectus included in the Registration Statement of the Company and DePalma Companies on Form S-4 (File No. 333-283675) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 7, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
risks related to our tax obligations, effective tax rate, or realization of our deferred tax assets;
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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk

ii

factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Marblegate Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$13,265	$35,173
WAV grant receivable	5,153	-
Interest receivable	952	1,200
Due from related party	-	16
Prepaid expenses and other current assets	3,949	248
Total current assets	23,319	36,637
Loans held for investment, at fair value	261,957	280,998
Property and equipment, net	16,394	5,122
Operating lease right-of-use assets	5,298	4,910
Intangible assets	353,102	345,351
Total assets	$660,070	$673,018

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses and other current liabilities	$10,394	$2,382
Management fee payable - related party	1,683	-
Operating lease liabilities, current portion	389	315
Loan payments received in advance	244	73
Deposit liability	-	7,086
Total current liabilities	12,710	9,856
Deferred tax liability, net	49,283	-
Operating lease liabilities, net of current portion	4,942	4,603
Warrant liabilities	32	-
Other liabilities	656	131
Total liabilities	67,623	14,590

Commitments and contingencies (See Note 9)

Stockholders' equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 73,914,402 and 62,954,464 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	6
Additional paid-in capital	287,786	409,369
Retained earnings	197,375	249,053
Total stockholders' equity	485,168	658,428
Noncontrolling interests	107,279	-
Total equity	592,447	658,428
Total liabilities and stockholders' equity	$660,070	$673,018

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Interest income	$3,028	$3,572	$6,314	$7,212
Lease revenue	5,185	-	5,185	-
Lease revenue from deposit liability	8,043	-	8,043	-
Other revenue	1,501	1,564	2,804	3,341
Total revenue	17,757	5,136	22,346	10,553

Operating expenses:
Professional fees	4,005	2,175	6,388	3,877
General and administrative	5,459	99	5,767	207
Fleet servicing fees, net	1,158	-	2,282	-
Service fee expense	1,125	1,200	2,250	2,400
Management fee expense - related party	1,683	-	1,683	-
Depreciation expense	771	462	1,310	925
Total operating expenses	14,201	3,936	19,680	7,409
Income from operations	3,556	1,200	2,666	3,144

Other (expense) income:
(Losses) gains on loans held for investment, net	(1,805)	1,342	(4,667)	1,292
WAV grant income	154	-	154	-
Gains from disposal of medallions	-	-	66	54
Change in fair value of warrant liability	41	-	41	-
Total other (expense) income	(1,610)	1,342	(4,406)	1,346

Income (loss) before provision for income taxes	1,946	2,542	(1,740)	4,490
Provision for income taxes	(49,283)	-	(49,283)	-
Net income (loss)	(47,337)	2,542	(51,023)	4,490
Net income (loss) attributable to non-controlling interest	655	-	655	-
Net income (loss) attributable to MCC	$(47,992)	$2,542	$(51,678)	$4,490

Net income (loss) attributable to common stockholders:
Basic	$(47,992)	$2,542	$(51,678)	$4,490
Diluted	$(47,992)	$2,542	$(51,678)	$4,490
Net income (loss) per share:
Basic	$(0.65)	$0.04	$(0.75)	$0.07
Diluted	$(0.65)	$0.04	$(0.75)	$0.07
Weighted-average shares of common stock used to compute net income (loss) per share:
Basic	73,071,330	62,954,464	68,040,844	62,954,464
Diluted	73,071,330	62,954,464	68,040,844	62,954,464

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2024 (Retroactive application of recapitalization)	62,954,464	$6	$431,869	$239,698	$-	$671,573
Net income	-	-	-	1,948	-	1,948
Balance, March 31, 2024	62,954,464	6	431,869	241,646	-	673,521
Net income	-	-	-	2,542	-	2,542
Capital distributions to DePalma Companies equityholders	-	-	(15,000)	-	-	(15,000)
Balance, June 30, 2024	62,954,464	$6	$416,869	$244,188	$-	$661,063

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2025 (Retroactive application of recapitalization)	62,954,464	$6	$409,369	$249,053	$-	$658,428
Net loss	-	-	-	(3,686)	-	(3,686)
Balance, March 31, 2025	62,954,464	6	409,369	245,367	-	654,742
Effect of merger and recapitalization (Note 3)	10,959,938	1	(121,583)	-	106,624	(14,958)
Net income (loss)	-	-	-	(47,992)	655	(47,337)
Balance, June 30, 2025	73,914,402	$7	$287,786	$197,375	$107,279	$592,447

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(51,023)	$4,490
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	1,310	925
Losses (gains) on loans held for investment, net	4,667	(1,292)
Noncash portion of fleet servicing fees	525	-
Lease revenue from deposit liability	(8,043)	-
Gains from disposal of medallions	(66)	(54)
Change in fair value of warrant liability	(41)	-
Provision for income taxes	49,283	-
Changes in operating assets and liabilities:
WAV grant receivable	(3,083)	-
Interest receivable	248	96
Due from related party	16	-
Prepaid expenses and other current assets	(2,194)	-
Operating lease right-of-use asset, net	188	-
Accrued expenses and other liabilities	2,691	(430)
Management fee payable	1,683	-
Loan payments received in advance	171	927
Operating lease liability	(163)	-
Deposit liability	957	1,706
Net cash (used in) provided by operating activities	(2,874)	6,368

Cash flows from investing activities:
Cash acquired in the Business Combination	91	-
Cash acquired in Septuagint Acquisition	34	-
Medallion disposal down payments and settlements received	430	10
Purchases of property and equipment	(14,197)	-
Origination of Non-MRP+ loans	-	(2,825)
Loan repayments	6,259	5,234
Net cash (used in) provided by investing activities	(7,383)	2,419

Cash flows from financing activities:
Capital distributions to DePalma Companies equityholders	-	(15,000)
Payment of MAC promissory notes at closing of the Business Combination	(3,675)	-
Payment of MAC transaction costs at closing of the Business Combination	(7,976)	-
Net cash used in financing activities	(11,651)	(15,000)

Net decrease in cash and cash equivalents	(21,908)	(6,213)
Cash and cash equivalents, at beginning of period	35,173	36,228
Cash and cash equivalents, at end of period	$13,265	$30,015

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Intangible asset taxi medallions acquired in loan foreclosures	$8,610	$35,000
Originations of Non-MRP+ loans from medallion disposals	495	200
Recognition of noncontrolling interests in the Business Combination	106,624	-

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Marblegate Capital Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Organization and Business Operations

Marblegate Capital Corporation (collectively, with its subsidiaries, the “Company” or “MCC”) is a Delaware corporation and vertically integrated specialty finance lender and taxi fleet operator with operations primarily focused in the New York City taxi medallion market.

The Company was originally formed by Marblegate Acquisition Corporation (“MAC”), a Delaware corporation and special purpose acquisition company, on February 2, 2023 and survived the Business Combination, as defined below. Following the closing of the Merger (as defined below), shares of MCC common stock (“Common Stock”) and MCC warrants began trading on OTC Markets OTCQX (“OTCQX”) under the symbols “MGTE” and “MGTEW”, respectively, on April 10, 2025.

On April 7, 2025 (the “Closing Date”), the Company consummated the business combination contemplated by an agreement and plan of merger, dated as of February 14, 2023 (the “Business Combination Agreement”) by and among the Company, MAC, Marblegate Asset Management, LLC, a Delaware limited liability company (the “Manager”), MAC Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, the “DePalma Companies”), pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in the Company becoming a publicly traded company and the surviving company (the “Business Combination”). Immediately prior to the consummation of the Business Combination, on April 7, 2025, as contemplated by the agreement and plan of merger, the Company and the DePalma Companies effected a series of reorganization transactions, resulting in the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies.

As a result of the Business Combination, MCC is a holding company, in which substantially all of the assets and business are held by the DePalma Companies and its subsidiaries and continues to operate through the DePalma Companies and its subsidiaries. The Business Combination is accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The DePalma Companies were determined to be the accounting acquirer in the Business Combination, and therefore the historical combined financial statements of the DePalma Companies became the basis for the historical financial statements of the Company upon the closing of the Business Combination. The accompanying financial statements retrospectively combine the results of the DePalma Companies. See Note 3 for additional information.

The Company’s operations are managed by the Manager pursuant to a certain Management Services Agreement (the “MSA”) effective upon the Closing Date. The DePalma Companies were managed by the Manager prior to the Business Combination. Pursuant to the MSA, the Manager provides certain management services to the Company including, but not limited to, overseeing the acquisition and disposition of the Company’s assets, overseeing the loan portfolio held by the Company, managing the Company’s day-to-day business and operations, evaluating the financial and operational performance of the Company, providing a management team to serve as executive officers of the Company, and performing any other services for and on behalf of the Company to the extent that such services are consistent with those that are customarily performed by the executive officers and employees of a publicly listed company. In addition, Field Point Servicing, LLC (the “Loan Servicer” or “Field Point”) is the third-party loan servicer for all of the loans held by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements are stated in United States Dollars and have been prepared in accordance with U.S. GAAP. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Prior to the Closing Date, the unaudited Condensed Consolidated Financial Statements include the accounts of the DePalma Companies. The unaudited Condensed Consolidated Financial Statements reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. All intercompany transactions and balances have been eliminated in the consolidation.

The following is a summary of the significant accounting policies followed by the Company in the preparation of its unaudited Condensed Consolidated Financial Statements. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31,

2024 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on April 10, 2025 and the annual financial statements of the DePalma Companies and the pro forma financial information, which are included in the Registration Statement of the Company and DePalma Companies on Form S-4 (File No. 333-283675) filed with the SEC on February 7, 2025 and was deemed effective on February 14, 2025.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act, as defined, provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards. The Company intends to take advantage of the benefits of the JOBS Act.

Use of Estimates

Financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment, Management believes these estimates, assumptions and judgments to be reasonable under the circumstances. The Company’s significant estimates and assumptions include the estimation of the testing of impairment for the indefinite-lived taxi medallion intangible assets, the fair value of loans held for investment, the fair value of indefinite-lived taxi medallion intangible assets acquired in loan foreclosures, deferred taxes and income tax provisions, and the incremental borrowing rate to determine the present value of lease payments. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers money market accounts and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held by major financial institutions, for which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per legal entity. At times, cash and cash equivalents balances may exceed federally insured limits, and this potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses in such accounts. Furthermore, the Company reduces risk by maintaining accounts with high quality financial institutions that management believes are creditworthy, and by monitoring this credit risk and adjusting when necessary.

Intangible Assets

The Company’s taxi medallions are determined to be indefinite-lived intangible assets in accordance with the Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other. The Company acquires taxi medallions by purchase, or by foreclosure on loans collateralized by taxi medallions. If medallion collateral is foreclosed on, the Company recognizes the medallion at fair value on the foreclosure date, less foreclosure related costs. The fair value of a medallion acquired in foreclosure is a nonrecurring Level 3 measurement and is measured consistent with the Company’s policy in determining market medallion prices to measure underlying collateral value for its loans held for investment, at fair value, as further detailed in Note 4. Costs incurred for renewal of taxi medallions are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.

Indefinite-lived intangible assets are not amortized but instead tested for impairment. The Company evaluates indefinite-lived intangible assets for impairment annually on October 1st of each year or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company evaluates its taxi medallions as a single unit of accounting for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In the Company evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. No impairment losses were recognized for the six months ended June 30, 2025 and 2024.

Gains and losses on the disposal of taxi medallions are recorded in the Condensed Consolidated Statements of Operations and reported as the difference between the sale proceeds and the carrying value of a taxi medallion on an average cost basis.

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

Asset Category	Depreciable Life
Taxi vehicles	3 - 5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of useful life and lease term

Long-lived assets, including property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable through the estimated undiscounted future cash flows derived from such long-lived assets. Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the long-lived asset or asset group for reasons including, but not limited to, significant changes, or planned changes in the Company’s use of the long-lived assets and significant negative industry or economic trends. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the long-lived asset group. If impairment is indicated, the long-lived asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized. For the three and six months ended June 30, 2025 and 2024, there were no indicators of impairment of the value of long-lived assets and no impairment losses were recognized.

Loans Held for Investment, at Fair Value

The Company holds loans for investment that are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. In certain instances, the Company may take other forms of collateral in addition to taxi medallions, such as commercial and residential real estate.

Certain of the Company’s loans are subject to a certain Medallion Relief Program established by the City of New York in March 2021, or the Medallion Relief Program+ established in March 2022 (together the “MRP+”). The MRP+ was established to assist economically distressed individual taxi medallion owners and to support the recovery of the taxi industry in the City of New York. The MRP+ was established between the City of New York, the New York Taxi Workers Alliance (“TWA”), a labor union representing taxi drivers, and the Manager. The MRP+ program included a NYC-funded deficiency credit support mechanism (the “Reserve Fund”) to achieve greater principal reduction and lower monthly payments for taxi medallion loans that were restructured through the MRP+. The Reserve Fund also serves both to make loan payments for a period to participating lenders following the occurrence of a payment default by a participating borrower, as well as to satisfy any deficiency realized upon foreclosure of medallion collateral. Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more were reduced to an initial principal balance of $200,000 and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less had a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event does the principal balance of any MRP+ medallion loan exceed $170,000 per medallion after restructuring. Further, MRP+ loans have a maturity date of 25 years from the date of restructuring, accrue interest at an annual rate of 7.3%, and require fixed monthly payments. The Company also holds loans that are not subject to the MRP+ program (“Non-MRP+” loans), which have varying maturity dates and interest rates.

The Company has elected the fair value option and measures these collateralized loans at fair value with changes in fair value recorded in the Condensed Consolidated Statements of Operations in the period of the change. The Company made this accounting election pursuant to ASC 825, Financial Instruments (“ASC 825”), to better align reported results with the underlying economic changes in the value of the loans on the Condensed Consolidated Balance Sheets. After the initial adoption, the election is made at the acquisition of eligible loans or when certain specified reconsideration events occur.

The Company recognizes gains and losses upon sale, or foreclosure, of loans held for investment, at fair value. Gains and losses on loans held for investment, at fair value are recorded within gains (losses) on loans held for investment, net in the Condensed

Consolidated Statements of Operations and reported as the difference between the sale proceeds and the carrying value of a loan. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. Prior period changes in fair value have been reflected in the carrying value of such loans up until foreclosure. Changes in fair value of loans are reported within gains (losses) on loans held for investment, net on the Condensed Consolidated Statements of Operations.

Interest income on loans is generally recorded on the accrual basis. Interest income on non-accrual loans is recognized within interest income when cash is received. Interest income previously accrued but not paid on loans that have been placed on non-accrual status is reversed.

Loans are placed on non-accrual status when, based on current information and events, there is doubt as to the collectability of interest or principal due according to the contractual terms of the original loan agreement, unless management has determined that they are both well-secured and in the process of collection. Generally, loans are placed on non-accrual status when they are greater than 90 days past due. MRP+ loans in which payments are being received from the Reserve Fund are placed on non-accrual status. During the three months ended March 31, 2025, the Company changed its general methodology for placing loans on non-accrual status from 30 days past due to 90 days past due to align with industry practice. The effect of this change in accounting policy did not have an impact on amounts previously reported in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, or Condensed Consolidated Statements of Cash Flows.

Warrants

The Company accounts for warrants as either equity or liability classified instruments based on an assessment of the warrant’s specific terms pursuant to the guidance of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, that meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815.

As of June 30, 2025, warrants to purchase approximately 304,982 shares of the Company’s Common Stock are liability-classified and warrants to purchase 15,000,000 shares of the Company’s common stock are equity-classified.

Loan Payments Received in Advance

Under the MRP+, eligible borrowers reduced their loan balances as described above. Payments received for loans that were not restructured as of June 30, 2025, were considered to be received in advance as payment was not yet due on the restructured loan contract and are reported in loan payments received in advance in the Condensed Consolidated Balance Sheets. In addition, partial payments received from borrowers that are not yet applied to the loan balance are reported in loan payments received in advance.

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets acquired, liabilities assumed, and applicable non-controlling interests are recognized at fair value as of the acquisition date. Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests.

Leases

As lessee, the Company determines if an arrangement is a lease at inception in accordance with ASC 842, Leases (“ASC 842”). Operating lease assets are presented net of accumulated amortization as operating lease right-of-use asset, net and the corresponding lease liabilities are included in operating lease liabilities on the Condensed Consolidated Balance Sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

The Company has lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component when the payments are fixed. As such, variable lease payments that are not dependent on an index or rate, such as real estate taxes, utility charges, and other costs that are subject to fluctuation from period to period, are not included in lease measurement. Renewal options are included in the lease term only when it is reasonably certain that the Company will elect that renewal option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Additionally, the Company does not recognize short-term leases that have a term of twelve months or less at lease commencement date as ROU assets or lease liabilities.

ROU assets and lease liabilities are recognized at lease commencement and determined using the present value of the future minimum lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of a lease when the rate implicit in the lease is not readily determinable.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. The Company generates revenue from the following sources: (1) interest earned on loans held for investment which is not subject to ASC 606; (2) lease revenues from leases of its vehicle fleet and medallions to licensed New York City Taxi and Limousine Commission (“TLC”) drivers; (3) consulting arrangements to lease taxicab vehicles; and (4) other revenues primarily from fees and restructuring activity of the Company’s loan portfolio.

The Company applies the following five-step model in relation to its revenue recognition: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) performance obligations are satisfied. In arrangements where another party is involved in providing specified services to a customer, the Company evaluates whether the performance obligation is a promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent). In this evaluation, the Company considers if control is obtained of the specified services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for discretion in establishing price. See Note 8 for additional information.

Lease Revenue

The Company generates revenue from the leases of its vehicle fleet and medallions to the licensed TLC drivers, in which the Company acts as the lessor. The Company collects all credit card fares, including tips and surcharges, charged by the point-of-sale system in each taxi. At the end of each week, the Company pays out to the drivers the credit card fares collected minus the weekly lease fee and any applicable "pass-through" charges owed by the drivers to third parties, including the TLC. The leases generally are short-term and operate on a weekly basis with drivers renewing each week and payments being settled between the point-of-sale system, the Company, and the drivers on weekly basis. The leases may either (i) specify the weekly rate between medallion cost, vehicle cost, and other fees, or (ii) include all costs in one weekly lease rate agreed upon with a driver, and these fees can vary by lease based on prevailing market rates at the time of agreement. In either scenario, the Company views these contracts as having one performance obligation to provide a fully operational taxicab to a driver over the lease term. The vehicles in the lease agreements are a lease component subject to ASC 842, which the Company has determined to be operating leases based on their short-term nature, and the medallions are subject to ASC 606 as medallions are intangible assets not subject to ASC 842 and therefore a non-lease component. These contracts qualify for a practical expedient available to lessors to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. The Company elected to apply this practical expedient and therefore has one performance obligation and recognizes all income from these contracts in accordance with ASC 606 as the medallions are the predominant component of the contract. The Company's performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided over the weekly lease terms.

Other Revenue

Other revenue is comprised of restructuring fees paid by borrowers as part of the MRP+ program, payments received from the Reserve Fund that are not applied to a borrower’s loan balance, fees received in connection with the Non-MRP+ restructuring and settlements, the resolution of certain litigation and bankruptcy proceedings, and advertising revenue. Other revenue is primarily recognized when cash is received based on the non-accrual status of loans being restructured.

Income Taxes

Income taxes are accounted for using the asset and liability approach in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the enacted tax rates expected to apply in the year when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating losses, capital losses and any tax credit carryforwards.

A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining the Company’s valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences.

It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2024-03, as clarified by ASU 2025-01, may have on the Company’s Condensed Consolidated Financial Statements and related disclosures.

3. Business Combination and Recapitalization

On April 7, 2025, the Company consummated the Business Combination and related transactions, with the Company surviving the merger, MAC becoming a wholly owned subsidiary of the Company, and the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% of the DePalma Companies continuing to be owned by certain limited partners of the DePalma Companies. Upon the closing of the Business Combination, the Company’s amended and restated certificate of incorporation provided for, among other things, a total number of authorized shares of capital stock of 260,000,000 shares, of which 250,000,000 shares were classified as common stock, $0.0001 par value per share (the “Common Stock”), and 10,000,000 shares were classified as preferred stock, $0.0001 par value per share (the “Preferred Stock”).

The Business Combination is accounted for as a reverse recapitalization. The DePalma Companies have been determined to be the accounting acquirer for financial reporting purposes, and therefore the historical financial statements of the DePalma Companies became the basis for the historical financial statements of the Company upon the closing of the Business Combination. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the DePalma Companies issuing stock for the net assets of MAC and the Company, accompanied by a recapitalization. The net assets of MAC and the Company are stated at historical cost, with no goodwill or intangible assets recorded.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to the Closing Date, to reflect the number of shares of Common Stock issued to the DePalma Companies’ equityholders in connection with the Business Combination. As such, the equity interests and corresponding member’s capital amounts and earnings per share related to the DePalma Companies’ historical outstanding equity have been retroactively restated as shares of Common Stock issued to the DePalma Companies’ equityholders in connection with the Business Combination. In addition, upon closing of the Business Combination, the Company recognized a noncontrolling interest reflecting the remaining 16.3% of the DePalma Companies continuing to be owned by certain limited partners of the DePalma Companies. The noncontrolling interest recognized at closing of the Business Combination reflects the proportionate interest in the precombination carrying amounts of the DePalma Companies’ net assets.

Upon effectiveness of the Business Combination, each share of MAC’s class A common stock (“MAC Class A Common Stock”) and class B common stock (“MAC Class B Common Stock”) issued and outstanding immediately prior to the effectiveness of the Business Combination was cancelled and converted into the right to receive a share of Common Stock, and each whole warrant of MAC outstanding immediately prior to the effectiveness of the Business Combination was cancelled in exchange for a warrant of the Company, with the Company assuming MAC’s obligations under MAC’s existing warrant agreements.

In addition, pursuant to the Business Combination, the Company acquired approximately 83.7% of the outstanding equity interests of the DePalma Companies, in exchange for shares of the Common Stock. In exchange for their equity interests in the DePalma Companies, the DePalma Companies’ equityholders received a number of shares of Common Stock determined based on agreed upon valuations of the DePalma Companies’ loan and taxi medallion portfolio, plus a minimum cash amount to meet the working capital needs of the Company (together the “DePalma Equity Value”), and the per share merger consideration, each as further detailed below and defined within the Business Combination Agreement (in thousands except share and per share amounts).

DePalma I Equity Value:
Cash	$29,597
Medallion Loan Value	230,813
DePalma I Equity Value	260,410
DePalma II Equity Value	369,134
Total DePalma Equity Value	$629,544
Per share merger consideration	$10.00
Common stock issued to DePalma Equityholders	62,954,464

The following table details the number of shares of Common Stock issued and outstanding immediately following the consummation of the Business Combination:

Shares of Common Stock
DePalma Companies' equityholders	62,954,464
MAC public stockholders(1)	46,605
MAC Sponsor	5,289,072
MAC other stockholders(2)	5,624,261
Total	73,914,402

(1) Represents shares of MAC Class A Common Stock held by MAC public stockholders outstanding prior to the Business Combination and reflecting all redemptions of MAC Class A Common Stock.

(2) Represents shares of MAC Class B Common Stock purchased from the Sponsor or transferred by the Sponsor to unaffiliated members of the Sponsor prior to the consummation of the Business Combination.

The following table reconciles the elements of the Business Combination to the Company’s Condensed Consolidated Statement of Changes in Stockholders’ Equity (in thousands):

Cash: MAC trust (net of redemptions)	$515
Transaction costs paid with MAC trust proceeds	(515)
Net proceeds from MAC trust	-
Net liabilities assumed in merger	(14,959)
Noncontrolling interest recognized in merger	(106,624)
Effect of merger to additional paid-in capital	$(121,583)

4. Fair Value Measurements

The Company applies the provisions of ASC Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Under U.S. GAAP, a fair value hierarchy is implemented for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Members’ own assumptions about the inputs market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. In addition to using the above inputs in asset or liability valuations, the Company continues to employ the valuation policy that is consistent with ASC 820.

The following table presents information about the Company’s assets by levels within the valuation hierarchy (in thousands). Refer to Note 5 for further detail on the industry and geographic concentration:

	Level 1	Level 2	Level 3	Amount at Fair Value
June 30, 2025
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$191,666	$191,666
Non-MRP+ Loans	-	-	70,291	70,291
Total loans held for investment, at fair value	-	-	261,957	261,957
Total assets	$-	$-	$261,957	$261,957

Liabilities:
Warrant liabilities	$-	$32	$-	$32
Total liabilities	$-	$32	$-	$32

	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2024
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$201,106	$201,106
Non-MRP+ Loans	-	-	79,892	79,892
Total loans held for investment, at fair value	-	-	280,998	280,998
Total assets	$-	$-	$280,998	$280,998

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs (in thousands):

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2024	$211,295	$123,532
Transfers into MRP+ Program	1,146	(1,146)
(Losses) gains on loans held for investment, net	(154)	3,321
Purchase of Non-MRP+ loans	-	2,825
Origination of Non-MRP+ loans	-	1,967
Collateral foreclosures	(4,900)	(40,215)
Loan repayments	(6,281)	(10,392)
Balance as of December 31, 2024	$201,106	$79,892
Origination of Non-MRP+ loans	-	495
Gains (losses) on loans held from investment, net	1,347	(6,014)
Collateral foreclosures	(7,700)	(910)
Loan repayments	(3,087)	(3,172)
Balance as of June 30, 2025	$191,666	$70,291

Net change in estimated fair value of Level 3 loans still held at June 30, 2025, included in gains on loans held for investment, net on the Condensed Consolidated Statements of Operations, was a net decrease of $2,177,932 and $5,570,580 for the three and six months ended June 30, 2025, respectively. The net change in estimated fair value from Level 3 loans still held at June 30, 2024 was a net decrease of $901,689 and $1,683,977 for the three and six months ended June 30, 2024, respectively.

With respect to instruments valued by management, the valuation techniques employed are an income approach reflecting a discounted cash flow analysis, and a market approach that includes market transactions.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company‘s assets that are categorized within Level 3 of the fair value hierarchy (in thousands):

June 30, 2025
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$191,666	Income Approach[1]	Discount Rate[2]	8.00%	8.00%	8.00%
Non-MRP+ Loans - NYC	59,730	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	10,561	Market Approach	Market Medallion Price	$9,000	$12,000	$10,193
	$261,957

1.
Used to value MRP+ loan cash flows.
2.
The discount rate is utilized to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, the Company considers the internal rate of return on the investment, changes in the U.S. Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program.
3.
The most significant inputs include recent Company medallion sale prices (ranging from $175,000 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $81,667 to $175,000). In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of June 30, 2025, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
4.
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the market medallion price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by the Company.
5.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s assets that are categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2024
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$201,106	Income Approach[1]	Discount Rate[2]	8.25%	8.25%	8.25%
Non-MRP+ Loans - NYC	63,423	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	16,469	Market Approach	Market Medallion Price	$10,000	$12,000	$10,735
	$280,998

1.
Increased significance is placed on data that the Company assesses to indicate market transactions. The most significant inputs include recent Company medallion sale prices (ranging from $175,000 to $210,000), the amount restructured by the City of New York under a certain taxi medallion relief program (“MRP+”) ($170,000), and certain market prices reported by the TLC (ranging from $30,000 to $200,000). Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
2.
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which low value was $165,000 and the high value was $185,000.
3.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.
4.
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the market medallion price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by the DePalma Companies.
5.
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The value of the underlying collateral and thus, the portfolio of loans may be impacted by multiple factors including, but not limited to, general macroeconomic conditions, as well as the state of the taxi industry, loan restructurings, governmental initiatives, and medallion transfers. Without a readily ascertainable market value, the estimated value of the Company‘s portfolio of loans held for investment, at fair value may differ significantly from the values that would be placed on the portfolio if a readily determinable market existed for the loans. The illiquidity of the Company’s loan portfolio may adversely affect the Company’s ability to dispose of loans at times when it may be advantageous for the Company to liquidate such portfolio. In addition, if the Company were required to liquidate some or all of the loans in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such loans. Changes in the various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. Significant increases or decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements than noted in the tables above.

5. Loans Held for Investment, at Fair Value

As mentioned in Note 2, the Company’s loan portfolio consists of loans that are collateralized by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment (in thousands):

	June 30, 2025	December 31, 2024
Total principal balance outstanding	$877,495	$920,107
Adjustment to reduce loans to fair value	(615,538)	(639,109)
Total loans held for investment, at fair value	$261,957	$280,998

The following table shows major classifications of loans held for investment, at fair value (in thousands):

	June 30, 2025	December 31, 2024[1]
Loans held for investment, at fair value
MRP+ Loans (NYC)
Current	$126,746	$133,803
Non-accrual	64,920	67,303
Non-MRP+ Loans (NYC):
Current	27,165	24,779
Non-accrual	32,565	38,644
Non-MRP+ Loans (Other):
Current	448	114
Non-accrual	10,113	16,355
Total loans held for investment, at fair value	$261,957	$280,998

The aggregate fair value and outstanding principal balances of taxi medallion loans that were on non-accrual status were as follows:

	June 30, 2025	December 31, 2024[1]
Total principal balance outstanding	$685,618	$734,308
Adjustment to reduce loans to fair value	(578,020)	(612,006)
Total non-accrual loans, at fair value	$107,598	$122,302

1.
The tables above reflect the retrospective application of the change in accounting methodology for placing loans on non-accrual status from 30 days past due to 90 days past due, as further detailed in Note 2.

6. Septuagint Acquisition

In February 2019, the DePalma Companies entered into a non-controlling joint venture with a third-party, Kirie Eleison Corp (“KE”), and formed Septuagint Solutions LLC (“Septuagint”). Septuagint is a medallion leasing agent and taxi fleet operating company, licensed by the TLC as an agent/broker for managing New York City taxi medallions. Septuagint was formed by issuance of units to its initial members for no monetary consideration, and was accompanied by funding via a promissory note from the DePalma Companies. Since inception of Septuagint, the DePalma Companies and KE each owned 50% of Septuagint’s outstanding voting units. Prior to the Septuagint Acquisition Date (as defined below), the DePalma Companies accounted for their investment in Septuagint as an equity method investment for which the DePalma Companies elected the fair value option and reported at a fair value of $0 since inception of Septuagint.

Following the closing of the Business Combination, on April 7, 2025 (the “Septuagint Acquisition Date”), the Company, via the DePalma Companies, acquired the remaining outstanding equity interests in Septuagint, resulting in Septuagint becoming a wholly owned subsidiary of the Company. The Company accounted for the acquisition of Septuagint pursuant to the acquisition method under ASC 805. As such, the Company derecognized its existing equity method investment in Septuagint and recognized the assets and liabilities of Septuagint effective April 7, 2025 at their estimated fair values. No gain or loss was recognized on remeasurement of the previously held interest. The acquisition of Septuagint occurred without the transfer of consideration.

The Company has determined preliminary fair values of the assets acquired in the acquisition of Septuagint. These values are subject to change as the Company performs additional reviews of our assumptions utilized. The following represents the net assets acquired (in thousands):

Assets:
Cash and cash equivalents	$34
WAV grant receivable	2,070
Prepaid expenses and other current assets	1,507
Property and equipment, net	385
Operating lease right-of-use assets	576
Total assets	$4,572

Liabilities:
Accrued expenses and other current liabilities	$1,996
Deferred WAV revenue	2,000
Operating lease liabilities	576
Total liabilities	$4,572

Prior to the Septuagint Acquisition Date, the DePalma Companies, as lessor, and Septuagint, as lessee, entered into various lease agreements for taxi medallions and vehicles. The DePalma Companies applied ASC 606 to the medallion leases, which the DePalma Companies were not collecting contractual payments on and therefore determined the medallion lease payments to be not be collectible. The DePalma Companies applied ASC 842 to the vehicle leases which were determined to be sales-type leases. The DePalma Companies determined the vehicle lease contracts to be uncollectible based on Septuagint’s lack of operating history and ability to pay its obligations when due, and therefore continued to recognize the underlying leased vehicles within property and equipment, net in the Condensed Consolidated Balance Sheets. The DePalma Companies received certain contractual payments on the vehicle leases which were recorded as a deposit liability in the Condensed Consolidated Balance Sheets and deferred from recognition within selling profit or loss on sales-type leases or within lease income until collectibility became probable or a change in circumstance in the contracts occurred. As a result of the Septuagint acquisition, a change in circumstance in the contracts occurred and the Company derecognized $8,043,159 of deposit liability as of the Septuagint Acquisition Date, with a corresponding amount recognized within lease revenue from deposit liability on the Condensed Consolidated Statements of Operations, which represents the settlement of a preexisting relationship accounted for separately from the Septuagint acquisition.

7. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Taxi vehicles	$22,535	$10,351
Leasehold improvements	363	-
Furniture and fixtures	36	-
Less: accumulated depreciation	(6,540)	(5,229)
Property and equipment, net	$16,394	$5,122

Depreciation expense for the three and six months ended June 30, 2025 totaled $771,000 and $1,310,000, respectively, and $462,000 and $925,000 for the three and six months ended June 30, 2024, respectively.

The Company participates in the City of New York’s Wheelchair Accessible Vehicle (“WAV”) incentive program. The WAV program incentivizes taxi owners to place wheelchair accessible vehicles into service by providing a rebate credit for incurring the up-front costs to place a wheelchair accessible vehicle into service. Under the WAV program, the Company receives a $20,000 rebate credit for each wheelchair accessible vehicle placed into service. The WAV program also provides for quarterly rebates of $625 for each wheelchair accessible vehicle that completes at least 750 trips within a quarter. The total amount of the rebate credits for the up-front and operational payments is capped at $30,000. The Company qualifies for the rebate grants when a WAV is placed in service, or quarterly trips are completed, and an application for rebate is approved. The Company accounts for the initial placed-in-service rebate credit as a grant related to an asset and as part of the cost basis in determining the carrying value of the asset. The Company accounts for the quarterly rebate credit as a grant related to income and is reported within other income on the Condensed Consolidated Statements of Operations as the grant is earned. The Company recognized WAV grant income of $154,000 for the three and six months ended June 30, 2025, respectively.

8. Fleet Servicing Agreement

On November 15, 2024, the Company, via the DePalma Companies, entered into a consulting agreement (the “Consulting Agreement”) with a third party (the “Consultant”). The Consultant has historically operated a taxi fleet operation as a TLC agent in New York City, primarily earning revenues from leasing operational taxicab vehicles to end-user drivers under daily and weekly arrangements. The Company and the Consultant entered into the Consulting Agreement primarily to assist the Company in establishing and growing the Company’s taxi fleet operations. The Consultant will provide services generally required to operate and grow commercial taxicab fleet operations, including, but not limited to, servicing vehicles, leasing, insurance, and providing the appropriate personnel on behalf of the Company. In connection with the Consulting Agreement, the DePalma Companies, as lessee, entered into a lease agreement for taxicab business office and garage space to run its taxicab operations (the “Garage Lease”). The Consulting Agreement and Garage Lease each have an initial term of five years, with the Garage Lease having an additional renewal option available to the Company, as further described in Note 9. The Consulting Agreement can be terminated by the Company upon a material breach by the Consultant, or upon mutual agreement by both parties. The Consulting Agreement will consist of two phases (Phase 1 and Phase 2), with Phase 2 commencing at the discretion of the Company. During Phase 1, the Consultant may continue operating and entering into leases with taxicab drivers under its historical practices; however during Phase 2 all new driver leases will be using the Company’s vehicles and medallions, and the Company will be named as lessor on the driver leases. The Company will have control over the Company’s taxicab operations and shall have the right to exercise decision making authority in establishing terms for new driver leases, preparation of business plans, and developing and optimizing management and organizational structure and systems of its operations.

In exchange for the Consultant’s services, the Company will pay the Consultant a base fee of $100,000 per month as well as reimburse the Consultant for certain of its operating and other reimbursable expenses. At the end of each month, the Consultant and the Company will reconcile amounts due to each party, which is determined by the total revenues generated by the taxi fleet operations, less the base fee and the reimbursable operating expenses. The Company determined it is acting as the agent from inception of the Consulting Agreement through June 30, 2025 pursuant to ASC 606, as during this period the Consultant continues to be the party obligated to fulfill the performance obligation of leasing an operational taxicab to the end-user driver. As such, the Company will report all revenues generated by the taxi fleet operations and expenses incurred as a result of the Consulting Agreement on a net basis through June 30, 2025 as fleet servicing fees, net on the Condensed Consolidated Statements of Operations as further detailed below.

Further, the Consultant is entitled to a medallion incentive payment of six (6) NYC taxi medallions per year to be earned on November 15th of each year and payable at the end of the five-year term or upon earlier termination of the Consulting Agreement. In the event the Consulting Agreement is terminated prior to November 15 of a given year, no medallion consideration will be earned by the Consultant for that year, whether on a pro rata basis or otherwise. The Company ratably recognizes to expense the fair value of the medallions to be earned by the Consultant over the term of the Consulting Agreement within fleet servicing fees, net on the Condensed Consolidated Statements of Operations through June 30, 2025, and recognizes a liability within other liabilities on the Condensed Consolidated Balance Sheets. The Company will remeasure such liability at each reporting period based on the fair value of the medallions earned at each period end, with any changes in fair value being reported within earnings. The Company determined the fair value of a medallion for purposes of measuring the medallion incentive liability to be $175,000 as of June 30, 2025 and December 31, 2024. See Note 3 for additional information.

The following table sets forth the components of the Company’s fleet servicing fees, net for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consultant fleet revenues	$1,364	$-	$2,451	$-
Less: Base consulting fees	300	-	600	-
Less: Noncash medallion incentive	262	-	525	-
Less: Fleet operating and reimbursable expenses	1,960	-	3,608	-
Fleet servicing fees, net	$(1,158)	$-	$(2,282)	$-

The Company may make advances for the base consulting fees and other fleet operating expenses prior to period end reconciliations with the Consultant. As of June 30, 2025 and December 31, 2024, $366,024 and $7,531 is due, respectively, from the Consultant which is included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

9. Commitment and Contingencies

Leases

The Company, as lessee, has two active operating lease arrangements; a garage lease and a clubhouse lease acquired in the Septuagint Acquisition. The garage lease commenced on November 15, 2024 and has an initial five-year term through November 15, 2029, with an option to renew for an additional five-year period. The garage lease has initial base rent payments of $55,000 escalating 1.5% annually through the expiration date in November 2034, which assumes and includes the exercise of the five-year renewal option. The clubhouse lease has an initial five-year term through May 2027 with an option to renew for an additional five-year period. The clubhouse lease has escalating lease payments of $7,500 to $9,786 per month through the expiration date in May 2032, which assumes and includes the exercise of the five-year renewal option. The Company had no active leases, as lessee, during the six months ended June 30, 2024.

As further detailed in Note 2, effective upon the Septuagint Acquisition, the Company, as lessor, has active leases of its vehicle fleet and medallions to licensed drivers. The driver leases generally are short-term and operate on a weekly basis with drivers renewing each week. The vehicles in the lease agreements are a lease component subject to ASC 842, which the Company has determined to be operating leases based on their short-term nature, and the medallions are subject to ASC 606 as medallions are intangible assets not subject to ASC 842 and therefore a non-lease component. The Company has elected to apply the practical expedient available to lessors to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component and therefore, the Company recognizes all income from these contracts in accordance with ASC 606 within lease revenues on the Condensed Consolidated Statements of Operations.

The table below presents certain information related to the Company’s lease costs that are included within general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating leases cost	$194	-	$371	-
Total leases cost	$194	-	$371	-

The ROU assets and lease liabilities for the operating leases were recorded in the Condensed Consolidated Balance Sheet as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$5,298	$4,910
Total lease assets	$5,298	$4,910

Liabilities
Current liabilities:
Operating lease liabilities, current portion	$389	$315

Non-current liabilities:
Operating lease liabilities, net of current portion	4,942	4,603
Total lease liabilities	$5,331	$4,918

The weighted average remaining lease term for the operating leases was 9.6 years and the weighted-average discount rate was 7.26% as of June 30, 2025.

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Six Months Ended June 30,
2025
Operating cash flows from operating leases	$346

Future minimum lease payments under operating leases as of June 30, 2025 are as follows (in thousands):

Remainder of 2025	$381
2026	772
2027	785
2028	798
2029	811
Thereafter	3,815
Total minimum lease payments	7,362
Less effects of discounting	(2,031)
Total lease liabilities	$5,331

Other Commitment and Contingencies

As of June 30, 2025 and December 31, 2024, the Company had no unfunded loan commitments. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss under these contracts to be remote.

10. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2025
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,104	$351,874
Chicago	140	1,213
Philadelphia	30	15
Total		$353,102

	December 31, 2024
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,061	$344,333
Chicago	119	1,003
Philadelphia	30	15
Total		$345,351

1.
During the six months ended June 30, 2025, the Company acquired 45 medallions through loan foreclosures and disposed of 2 medallions. During the year ended December 31, 2024, the Company acquired 256 medallions through loan foreclosures and disposed of 2 medallions.

11. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(47,337)	$2,542	$(51,023)	$4,490
Less: net income attributable to non-controlling interests	655	-	655	-
Net income (loss) attributable to common stockholders	$(47,992)	$2,542	$(51,678)	$4,490

Denominator:
Weighted average common shares outstanding - basic and diluted	73,071,330	62,954,464	68,040,844	62,954,464

Net income (loss) per share:
Net income (loss) per share - basic and diluted	$(0.65)	$0.04	$(0.75)	$0.07

The potentially dilutive shares of common stock are comprised of 15,304,982 warrants outstanding and are computed using the treasury stock method. The effect of the Company’s potentially dilutive securities was not included in the calculation of diluted net income per share as the effect would be anti-dilutive.

12. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities that may recognize revenues and incur expenses for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. In accordance with ASC 280, Segment Reporting, the Company’s CODM has been identified as the Chief Executive Officer. The Company has two operating and reportable segments: (1) specialty finance and (2) fleet operations. The specialty finance segment is primarily comprised of owning and servicing loans to generate interest income and other revenues. The fleet operations segment is primarily comprised of operating a taxi fleet and leasing taxicab vehicles and medallions to drivers to generate lease revenues. The Company also retains various other corporate expenses that are not allocated to the reportable segments.

The CODM assesses financial conditions and segment operating results to allocate resources and assess segment profitability consistent with its significant accounting policies and results presented within these unaudited Condensed Consolidated Financial Statements, including net loss on the Condensed Consolidated Statements of Operations and total assets on the Condensed Consolidated Balance Sheets. In addition, the CODM reviews significant segment expenses consisting of those reported on the Condensed Consolidated Statements of Operations. The CODM uses segment net income (loss) to evaluate segment operating performance, generate future operating plans, and make strategic decisions.

The following tables provides information about our segments and a reconciliation to net income (loss) (in thousands):

	Six Months Ended June 30, 2025
	Specialty Finance	Fleet Operations	All Other	Total
Income statement
Interest income	$6,076	$-	$238	$6,314
Lease revenue	-	5,185	-	5,185
Lease revenue from deposit liability	-	8,043	-	8,043
Other revenue	2,673	131	-	2,804
Total revenue	8,749	13,359	238	22,346
Professional fees	464	1,038	4,886	6,388
General and administrative	-	2,970	2,797	5,767
Fleet servicing fees, net	-	2,282	-	2,282
Service fee expense	2,250	-	-	2,250
Management fee expense - related party	-	-	1,683	1,683
Depreciation expense	-	1,310	-	1,310
Total operating expenses	2,714	7,600	9,366	19,680
Other (expense) income	(4,667)	220	41	(4,406)
Provision for income taxes	(32,832)	(19,346)	2,895	(49,283)
Net income (loss)	$(31,464)	$(13,367)	$(6,192)	$(51,023)

	Six Months Ended June 30, 2024
	Specialty Finance	Fleet Operations	All Other	Total
Income statement
Interest income	$6,481	$-	$731	$7,212
Lease revenue	-	-	-	-
Lease revenue from deposit liability	-	-	-	-
Other revenue	3,341	-	-	3,341
Total revenue	9,822	-	731	10,553
Professional fees	-	799	3,078	3,877
General and administrative	-	-	207	207
Fleet servicing fees, net	-	-	-	-
Service fee expense	2,400	-	-	2,400
Management fee expense - related party	-	-	-	-
Depreciation expense	-	925	-	925
Total operating expenses	2,400	1,724	3,285	7,409
Other (expense) income	1,292	54	-	1,346
Provision for income taxes	-	-	-	-
Net income (loss)	$8,714	$(1,670)	$(2,554)	$4,490

	Three Months Ended June 30, 2025
	Specialty Finance	Fleet Operations	All Other	Total
Income statement
Interest income	$2,982	$-	$46	$3,028
Lease revenue	-	5,185	-	5,185
Lease revenue from deposit liability	-	8,043	-	8,043
Other revenues	1,370	131	-	1,501
Total revenue	4,352	13,359	46	17,757
Professional fees	370	287	3,348	4,005
General and administrative	-	2,779	2,680	5,459
Fleet servicing fees, net	-	1,158	-	1,158
Service fee expense	1,125	-	-	1,125
Management fee expense - related party	-	-	1,683	1,683
Depreciation expense	-	771	-	771
Total operating expenses	1,495	4,995	7,711	14,201
Other (expense) income	(1,871)	220	41	(1,610)
Provision for income taxes	(32,832)	(19,346)	2,895	(49,283)
Net income (loss)	$(31,846)	$(10,762)	$(4,729)	$(47,337)

	Three Months Ended June 30, 2024
	Specialty Finance	Fleet Operations	All Other	Total
Income statement
Interest income	$3,230	$-	$342	$3,572
Lease revenue	-	-	-	-
Lease revenue from deposit liability	-	-	-	-
Other revenue	1,564	-	-	1,564
Total revenue	4,794	-	342	5,136
Professional fees	-	503	1,672	2,175
General and administrative	-	-	99	99
Fleet servicing fees, net	-	-	-	-
Service fee expense	1,200	-	-	1,200
Management fee expense - related party	-	-	-	-
Depreciation expense	-	462	-	462
Total operating expenses	1,200	965	1,771	3,936
Other (expense) income	1,342	-	-	1,342
Provision for income taxes	-	-	-	-
Net income (loss)	$4,936	$(965)	$(1,429)	$2,542

The following tables reconcile segment assets to consolidated assets on the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2025
	Specialty Finance	Fleet Operations	All Other	Total
Balance sheet
Loans held for investment, at fair value	$261,957	$-	$-	$261,957
Intangible assets	-	353,102	-	353,102
Other assets	952	37,650	6,409	45,011
Total assets	262,909	390,752	6,409	660,070
Total liabilities	$33,784	$27,036	$6,803	$67,623

	December 31, 2024
	Specialty Finance	Fleet Operations	All Other	Total
Balance sheet
Loans held for investment, at fair value	$280,998	$-	$-	$280,998
Intangible assets	-	345,351	-	345,351
Other assets	1,200	15,509	29,960	46,669
Total assets	282,198	360,860	29,960	673,018
Total liabilities	$1,254	$12,135	$1,201	$14,590

13. Income Taxes

The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.

The provision for income taxes consists of federal and state taxes in the US, New York, and New York City.

On April 7, 2025, the Company consummated the Business Combination, resulting in a non-taxable transaction in accordance with Section 351 of the Internal Revenue Code of 1986, as amended. A portion of the non-corporate members of the DePalma Companies of approximately 83.7% contributed their ownership of the DePalma Companies in exchange for common stock of the Company. Following the Business Combination, the Company, a corporation, holds an 83.7% ownership interest in the DePalma Companies partnerships. In accordance with ASC 740, the Company is required to record deferred income taxes related to the difference between the tax basis received and the Company’s book basis in the Company’s 83.7% ownership interest in the DePalma Companies partnerships.

Further, the shareholders of MAC contributed 100% of their ownership to the Company in exchange for common stock. Going forward, the Company will file a consolidated tax return with MAC as a wholly owned subsidiary.

The Company recorded a provision for income taxes of $49.3 million for the three and six months ended June 30, 2025, respectively, and $0 for the three and six months ended June 30, 2024, respectively. The effective tax rate was (2,740.9%) for the three and six months ended June 30, 2025, respectively, and 0% for the three and six months ended June 30, 2024, respectively.

The fluctuation in effective tax rates for the three months ended June 30, 2025 and 2024 is primarily driven by the consummation of the Business Combination on April 7, 2025, which resulted in one-time adjustments of $50.6 million in tax expense during the three months ended June 30, 2025. The effective tax rate is negative due to substantial tax expense being recognized against a relatively small pre-tax loss year to date.

The difference between the tax basis and the book basis in both DePalma Companies partnerships was primarily driven by temporary differences within the DePalma Companies partnerships arising from specific assets and liabilities. The temporary differences generated prior to the Business Combination related to both taxi medallion amortization and unrealized gains and losses on loans held for investment. These items resulted in a net deferred tax liability of $52.0 million, which was recorded as a one-time charge to the provision for income taxes during the three and six months ended June 30, 2025.

The Company also recorded a deferred tax asset related to its wholly owned subsidiary, MAC. The asset relates to start-up costs of MAC which were offset by a full valuation allowance. The Company reversed the valuation allowance of $1.4 million as a one-time adjustment. The change in ownership of MAC triggers a Section 382 limitation on the use of its built in deduction. The limitation is in excess of the allowable deduction of the start up costs over a 15 year period.

Collectively, the total one-time adjustments for the quarter was $50.6 million.

In addition to the one-time charge, the Company recorded its tax provision for the period June 30, 2025. The Company recorded a tax benefit of $1.3 million with an associated annualized effective tax rate of 71.03% not including the one-time charges. The Company, along with its wholly owned subsidiary, MAC, will file consolidated tax returns for US federal, New York State, and New York City jurisdictions. The filings will include the Company’s newly acquired 83.7% interest in the DePalma Companies, yielding a combined statutory tax rate of 33.7%. The elevated effective tax rate is primarily attributed to losses from the DePalma Companies during the first quarter of 2025, which, due to their previous partnership structure, cannot be utilized for tax benefit purposes. This disallowed loss significantly increased the Company's effective tax rate for the remainder of the year accounting for approximately 37.73% of the effective tax rate.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s Condensed Consolidated Balance Sheets. To date, the Company has not recognized any interest and penalties in its Condensed Consolidated Statements of Operations, nor has it accrued for or made payments for interest and penalties associated with income tax liabilities. The Company has no unrecognized income tax benefits as of June 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2026 and 2027. The Company is currently assessing its impact on its consolidated financial statements, however the Company does not anticipate a material impact to its financial statements.

14. Related Party Transactions

Prior to the Business Combination, the DePalma Companies have, at times, provided advances to the Company for operating and registration costs which are reported within due from related party on the Condensed Consolidated Balance Sheets.

As further detailed above, the Company’s operations are managed by the Manager pursuant to the MSA. Pursuant to the MSA, the Manager provides certain management services to the Company starting upon the Closing Date until the fifth anniversary of the Closing Date. After the fifth anniversary of the Closing Date, the MSA will renew automatically for an additional five year period unless terminated in accordance with the terms of the MSA. The Manager receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. The management fees are reported within management fee payable - related party on the Condensed Consolidated Balance Sheets and recognized as management fee expense - related party on the Condensed Consolidated Statements of Operations.

15. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, the Company had no issued or outstanding shares of preferred stock.

Common Stock

Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders are entitled to vote.

Warrants

The Company assumed 15,304,982 warrants in the Business Combination which remained outstanding as of June 30, 2025, of which 15,000,000 are equity-classified and 304,982 are liability-classified warrants (together the “Warrants”). The Warrants have an exercise price of $11.50 per share and may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire five years from the consummation of the Business Combination.

16. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless context otherwise requires, all references in this section to “we”, “us”, “our” or “the Company” refer to Marblegate Capital Corporation, however historical references to “we”, “us”, “our” or “the Company” may refer to the historical operations of the DePalma Companies prior to the Business Combination. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a vertically integrated specialty finance lender and taxi fleet operator with operations primarily focused in the New York City taxi medallion market. We are focused on acquiring, restructuring and owning New York City taxi medallions and medallion loans collateralized by New York City taxi medallions, as well as redeploying such medallions over time into the New York City taxi medallion lending and fleet operations market. Our core philosophy has been to work with key stakeholders in the New York City taxi industry to help facilitate an industry-wide restructuring of historical medallion lending practices and to standardize a key piece of the New York City mobility infrastructure. Our goal is to achieve superior risk adjusted returns for its shareholders by maintaining a focus on capital preservation, current revenues and capital appreciation. We will continue to act in a manner consistent with maximizing the underlying value of a medallion and improving the health of the taxicab industry.

We were originally formed by Marblegate Acquisition Corporation (“MAC”), a Delaware corporation and special purpose acquisition company, on February 2, 2023 to be the surviving company in connection with MAC's initial business combination (the "Business Combination") with DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, the “DePalma Companies”). On April 7, 2025 (the “Closing Date”), we consummated the Business Combination contemplated by that certain agreement and plan of merger, dated as of February 14, 2023, as amended (the "Business Combination Agreement"), by and among us, MAC, Marblegate Asset Management, LLC, a Delaware limited liability company (the “Manager”), MAC Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of us, and the DePalma Companies, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in us becoming a publicly traded company and the surviving company. Immediately prior to the consummation of the Business Combination, on April 7, 2025, as contemplated by the Business Combination Agreement, we and the DePalma Companies effected a series of reorganization transactions, resulting in the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies.

The DePalma Companies were formed in February 2018 and, since inception, have primarily invested in New York City taxi medallions and fleet operations, and loans secured by taxi medallions. Prior to the Business Combination, the DePalma Companies were managed and directly owned by their respective members, which in turn were the DePalma Companies' equityholders, managed by the Manager. The DePalma Companies were determined to be the accounting acquirer in the Business Combination, and therefore the historical financial statements of the DePalma Companies became the basis for the historical financial statements of the Company upon the closing of the Business Combination. Our operations and business plan will continue to be consistent with the historical operations and objectives of the DePalma Companies.

Our operations are managed by the Manager pursuant to a certain management services agreement (the “MSA”). Pursuant to the MSA, the Manager provides certain management services including, but not limited to, managing our day-to-day business and operations.

In February 2019, the DePalma Companies entered into a non-controlling joint venture with Kirie Eleison Corp, an unaffiliated strategic partner, and formed Septuagint Solutions LLC (“Septuagint”), in which the DePalma Companies held a 50% interest. Septuagint is a fully functioning medallion-leasing agent and taxi fleet operating company based in New York City, licensed by the New York City Taxi and Limousine Commission (“TLC”) as an agent/broker for managing NYC taxi medallions, formed for the purpose of operating and servicing taxicab medallions. The formation of Septuagint also allowed the DePalma Companies to lease the medallions for its fleet operation business. Historically, given the non-controlling nature of the relationship between the DePalma Companies and Septuagint, Septuagint’s financial statements have not been consolidated; however on April 7, 2025, we, via the DePalma Companies, acquired all outstanding equity interests in Septuagint, resulting in Septuagint becoming a wholly owned subsidiary of the DePalma Companies and us obtaining a controlling financial interest in Septuagint (the "Septuagint Acquisition").

On November 15, 2024, we, via the DePalma Companies, entered into a non-exclusive servicing agreement (the “Consulting Agreement”) with an unrelated taxi fleet (the “Consultant”) to provide operational support and access to physical garage and office space for its medallion leasing business. The DePalma Companies entered into the Consulting Agreement primarily to assist in establishing and growing its taxi fleet operations. In connection with the Consulting Agreement, the DePalma Companies, as lessee, entered into a lease agreement for its taxicab business and garage space to run its taxicab operations. The Consulting Agreement and garage lease each have an initial term of five years, with the garage lease having an additional renewal option available to the DePalma Companies.

We believe we are the largest New York City taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,692 New York City taxi medallions as of June 30, 2025. In addition to our ownership of medallion loans, we believe we are also the largest owner of New York City taxi medallions, with 2,104 Owned Medallions as of June 30, 2025. Further, as of June 30, 2025, we have a managed taxi fleet of approximately 491 vehicles and 511 active drivers.

Over time, we plan to transition our portfolio of non-accruing loans and Owned Medallions by selling medallions, primarily with seller financing attached, which will have the impact of increasing interest income from loans. Consistent with our strategy over the last several years, and in response to industry dynamics, we may choose to lease Owned Medallions until sufficient market demand exists to execute a subsequent sale either for cash or with seller financing. We intend to conduct these activities with the primary purposes of protecting the value of the original investment while enabling us to achieve our objectives of capital appreciation and interest income from loans.

On April 10, 2025, our common stock and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively. As a result of the Business Combination, we may need to continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Financial Overview

For the three and six months ended June 30, 2025, we generated total revenues of $17.8 million and $22.3 million, respectively, and $5.1 million and $10.6 million for the three and six months ended June 30, 2024, respectively. Income from operations for the three and six months ended June 30, 2025 was $3.6 million and $2.7 million, respectively, and $1.2 million and $3.1 million for the three and six months ended June 30, 2024, respectively. Other (expense) income for the three and six months ended June 30, 2025 was ($1.6) million and ($4.4) million, respectively, and $1.3 million and $1.3 million for the three and six months ended June 30, 2024, respectively. Net income (loss) for the three and six months ended June 30, 2025 was ($47.3) million and ($51.0) million, respectively, and $2.5 million and $4.5 million for the three and six months ended June 30, 2024, respectively.

Through June 30, 2025, we have received approximately $41.4 million of revenue from certain loans subject to the Medallion Relief Program+ established in March 2022 (“MRP+”), of which 29% related to payments made from a New York City-funded deficiency credit support mechanism (the "Reserve Fund"). As of June 30, 2025, we had loans held for investment, at fair value of $262.0 million. For the six months ended June 30, 2025 and 2024, we had gross collections of $16.3 million and $16.6 million, respectively, where 35% and 36% of such collections were related to payments made on account of restructurings or resolutions of medallion loans. Gross collections remained consistent and experienced little change year-over-year, with $10.6 million generated in recurring principal and interest payments, representing a reduction of $0.05 million. Additionally, payments from restructurings or resolutions of medallion loans totaled $5.7 million during the six months ended June 30, 2025, compared to $5.9 million during the six months ended June 30, 2024.

For the six months ended June 30, 2025, we realized a year-over-year decrease of $0.6 million in regular monthly payments, which includes interest income and amortization, from borrowers who restructured in connection with the MRP+ program, and a $0.01 million year-over-year decrease in payments received from the Reserve Fund in connection with delinquent MRP+ loans. The decrease in performing MRP+ medallions was due to borrower payoffs and foreclosure of defaulted medallions. Additionally, during the six months ended June 30, 2025, we realized a $0.2 million period-over-period decrease in Non-MRP+ restructuring activity from an escalation of enforcement and collection activities against defaulted loans that did not participate in the MRP+ program. The 1% decrease in gross collections during the six months ended June 30, 2025 as compared to the same period in the prior year was primarily attributable to paid off and foreclosed medallions in the MRP+ program, compared to the six months ended June 30, 2024.

With respect to delinquencies, as of June 30, 2025 and 2024, the percentage of New York City loans by medallion count in default were 31% and 33%, respectively. The decrease in delinquencies at June 30, 2025 was largely due to the continued foreclosure of non-accruing loans during the six months ended June 30, 2025.

For the three and six months ended June 30, 2025, we completed restructurings of loans collateralized by 34 and 70 New York City medallions, respectively. In comparison, during the three and six months ended June 30, 2024, we completed restructuring of loans collateralized by 37 and 82 New York City medallions, respectively. The decrease in restructurings period over period was due to a reduction in the number of New York City non-performing loans requiring restructuring.

For the three and six months ended June 30, 2025, we foreclosed on 16 and 43 medallions, respectively, and 141 and 199 medallions for the three and six months ended June 30, 2024, respectively. The decrease in the pace of foreclosures was due to the reduced size of the non-accruing loan pool as we have foreclosed on a significant portion of the pool's non-accruing loans. During the six months ended June 30, 2024, one large borrower accounted for 113 of the 199 foreclosed medallions, which lead to a significant decline period-over-period.

Key Factors Affecting Operating Results

Our performance and future success depends on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

Our balance sheet consists substantially of taxi medallions and loans secured by taxicab medallions, which historically have been associated with higher than average delinquency rates and defaults, as substantially all of these loans were acquired after they had defaulted. As of June 30, 2025, we held $326.2 million in aggregate principal of New York City taxicab medallion loans, of which approximately 39% of Non-MRP+ loans by medallion count were in default. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default, we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market, then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. Our taxi medallions are reported at cost and evaluated for impairment. As of June 30, 2025, we held an aggregate of 2,274 taxicab medallions with a carrying value of $353.1 million, compared to 2,210 taxicab medallions with a carrying value of $345.4 million as of December 31, 2024. The value of our taxicab medallion and loan portfolio, and the taxi industry in general, is susceptible to risk of loss resulting from, including but not limited to, changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion. Our business is heavily concentrated in medallion collateralized lending and owned medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism, as well as those that affect the City of New York. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of our taxicab medallions. In addition, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion collateralized loan, which could impact the value of our owned medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

MRP+

As of June 30, 2025, 37% of our current medallion loans based on the number of New York City taxi medallions that are either collateral to medallion loans or that we own, have participated in the MRP+, which is a program pursuant to which deficiency support can be imposed on the principal balance of a medallion loan meeting certain criteria that was established to benefit participating New York City taxi medallion loan lenders by providing municipal credit support in the event of defaults by eligible and participating taxi medallion owners. As part of this initiative, the Reserve Fund was established in 2022. Initially funded with $49 million, the City of New York’s obligations to replenish the Reserve Fund are subject to and dependent upon appropriations being made from time to time by the New York City Council for such purpose. Any funding in excess of the initial $49 million is not legally required and is not committed by the City of New York. Further, such excess funding is subject to future appropriations by the New York City Council. The initial funding amount may fall short and, until the program is closed and all participants and statistics are quantified, we are unable to estimate how long the initial $49 million grant will last. The Reserve Fund balance was approximately $33 million and $37 million as of June 30, 2025 and December 31, 2024, respectively.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more will be reduced to an initial principal balance of $200,000, and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment in the form of a grant from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less will have a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible medallion loan exceed $170,000 per medallion. A reduction in the outstanding principal balance to the restructured principal balance is recorded as a write-down of principal in which no cash is received, at which time a loss is recorded based on the reduction in principal balance.

The fair value of loans before and after entering the MRP+ program have seen minimal immediate change in fair value due to our fair value accounting policies for MRP+ and Non-MRP+ loans and the historical valuations of underlying NYC medallion collateral for the period of time in which the MRP+ program has existed.

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

Changes in interest rates historically have not had an identifiable impact on our interest income, gross income spread, or our ability to pass on interest costs to the borrower. The majority of our loan portfolio historically has been non-accruing and has not made regular interest payments. The majority of our current interest income is from the MRP+ loans, which have a fixed interest rate of 7.3%. Additionally, we currently have no external borrowings, so fluctuations in interest rates have not historically impacted gross income spread or interest expense.

As the impact of interest rates has generally not been material to our historical operating results, we have not entered into any interest rate swaps or other hedging transactions to mitigate such risks. However, we may do so in the future if interest rates increase and our exposure to interest rates becomes more significant. Furthermore, with respect to our assets that are not MRP+ loans, which consist of New York City Non-MRP+ loans, approximately 39% of which are in default, we believe that we are able to mitigate the impact from any rising interest rates as we are generally able to pass on such increased interest rate costs to the borrowers. For example, with respect to such assets, we generally expect to either refinance the defaulted loans into new medallion loans or restructure the existing loans with new loan terms, in each case at a rate that would reflect the then current market interest rate. As a result, we believe that we have the flexibility to adjust our interest rate exposure with respect to some of our asset portfolio.

While we continue to monitor the interest rate environment and seek to mitigate the impact of interest rates, including potentially implementing any market based hedging strategies, we cannot provide assurance that the impact of changes in interest rates can be successfully mitigated.

Key Components of Results of Operations

We have historically operated and managed our business in two reportable segments, specialty finance and fleet operations. The following discussion of results of operations are based on each of our reportable segments for the periods presented.

Revenue

Our revenue has historically been primarily comprised of interest income from the taxicab medallion loans and any interest earned from cash on hand. All of the medallion loans are collateralized by one or more taxicab medallions, with a significant portion of the loans participating in the MRP+ program. These loans are nonrecourse loans that do not carry a personal guarantee, but rather have credit support from funds provided by the City of New York. Medallion loans that do not participate in the MRP+ program are often further secured by personal guarantees and, in some cases, collateralized with additional collateral such as real estate of the borrowers. Our other revenue has historically been comprised of restructuring fees borrowers are requested to pay as part of the MRP+ program, payments received from the Reserve Fund as they are not contractual payments made by the borrowers, fees received in connection with Non-MRP+ restructurings and settlements, and the resolution of certain litigation and bankruptcy proceedings, as discussed further below.

Effective with the Septuagint Acquisition, our revenues also consist of lease revenues from the leases of our vehicle fleet and medallions to licensed TLC drivers, in which we act as the lessor. These leases generally are short-term and operate on a weekly basis with drivers renewing each week and payments being settled between the point-of-sale system, us, and the drivers on weekly basis. The leases may specify the weekly rate between medallion cost, vehicle cost, and other fees, or the lease will include all costs in one weekly lease rate agreed upon with a driver, and these fees can vary by lease based on prevailing market rates at the time of agreement. We account for these lease and non-lease components as a combined component in accordance with ASC 606.

Operating Expenses

Our operating expenses primarily comprise of: (i) service fee expenses, consisting of fees paid to our third-party servicer, Field Point Servicing, LLC, for servicing our medallion loans; (ii) professional fees, consisting of fees for third-party professional services, including consulting, legal, accounting and lobbying; (iii) depreciation expense; (iv) management fee expenses, consisting of fees charged by the Manager under the MSA for ongoing management services; (v) general and administrative fees, consisting of certain fees for third-party professional services, medallion administration costs, taxi vehicle insurance and other vehicle related costs, and other general and administrative expenses; and (vi) fleet servicing fees, consisting of net expenses incurred as a result of the Consulting Agreement.

We expect our expenses, in particular professional fees and general and administrative fees, to increase for the foreseeable future as a result of operating as a public company, thereby requiring compliance with the rules and regulations of the SEC. As a result, we expect an increase in legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income

We treat the loans purchased as a pool of loans in our books and records. Our purchases of taxicab medallion loans have been transacted at significant discounts to par value and we have been working to resolve those loans. Resolution of the loans to date have resulted from (i) loan principal payments, at agreed upon amounts, either at or below par, and/or (ii) foreclosure and possession of collateral, the taxi medallions. In either case, we recognize a gain or loss, which is the difference between the sale proceeds of a loan, or collateral value less foreclosure costs in a foreclosure, and the carrying value. Gains on loans held for investment may derive from principal payments in cash or collateral that exceed the carrying value of the principal amount that was relieved. Losses on loans held for investment may occur upon a reduction in principal balance in a restructuring, including when loans enter the MRP+ program. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. We record changes in fair value on loans held for investment as a result of changes in the fair value of loans collateralized by taxi medallions, as applicable, which are primarily generated through changes in medallion pricing and changes in unpaid principal balances on outstanding loans. Prior period changes in fair value have been included in the carrying value of such loans up until foreclosure.

We also primarily recognize within other income gains or losses from disposals of medallions, changes in fair value of our warrant liabilities, and income earned from the City of New York’s Wheelchair Accessible Vehicle (“WAV”) incentive program.

Provision for Income Taxes

Our provision for income taxes consists of federal and state taxes in the US, New York, and New York City.

On April 7, 2025, we consummated the Business Combination, resulting in a non-taxable transaction in accordance with Section 351 of the Internal Revenue Code of 1986, as amended. A portion of the non-corporate members of the DePalma Companies of approximately 83.7% contributed their ownership of the DePalma Companies in exchange for common stock of the Company. Following the Business Combination, we, a corporation, hold an 83.7% ownership interest in the DePalma Companies partnerships. In accordance with ASC 740, we are required to record deferred income taxes related to the difference between the tax basis received and the book basis in our 83.7% ownership interest in the DePalma Companies partnerships. The difference between the tax basis and the book basis in both partnerships was primarily driven by temporary differences within the DePalma Companies partnerships arising from specific assets and liabilities. The temporary differences generated prior to the transaction related to both taxi medallion amortization and unrealized gains and losses on loans held for investment. These items, along with others resulting during the periods presented, resulted in a net deferred tax liability and provision for incomes taxes of $49.3 million during the six months ended June 30, 2025. Prior to the Business Combination, the DePalma Companies, were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no provision for income taxes recorded in the historical financial statements prior to the Business Combination.

The Company, along with its wholly owned subsidiary, MAC, will file consolidated tax returns for US federal, New York State, and New York City jurisdictions. The filings will include our newly acquired 83.7% interest in the DePalma Companies.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Interest income	$3,028	$3,572	$6,314	$7,212
Lease revenue	5,185	-	5,185	-
Lease revenue from deposit liability	8,043	-	8,043	-
Other revenue	1,501	1,564	2,804	3,341
Total revenue	17,757	5,136	22,346	10,553

Operating expenses:
Professional fees	4,005	2,175	6,388	3,877
General and administrative	5,459	99	5,767	207
Fleet servicing fees, net	1,158	-	2,282	-
Service fee expense	1,125	1,200	2,250	2,400
Management fee expense - related party	1,683	-	1,683	-
Depreciation expense	771	462	1,310	925
Total operating expenses	14,201	3,936	19,680	7,409
Income from operations	3,556	1,200	2,666	3,144

Other (expense) income:
(Losses) gains on loans held for investment, net	(1,805)	1,342	(4,667)	1,292
WAV grant income	154	-	154	-
Gains from disposal of medallions	-	-	66	54
Change in fair value of warrant liability	41	-	41	-
Total other (expense) income	(1,610)	1,342	(4,406)	1,346

Income (loss) before provision for income taxes	1,946	2,542	(1,740)	4,490
Provision for income taxes	(49,283)	-	(49,283)	-
Net income (loss)	$(47,337)	$2,542	$(51,023)	$4,490
Net income (loss) attributable to non-controlling interest	655	-	655	-
Net income (loss) attributable to MCC	$(47,992)	$2,542	$(51,678)	$4,490

The following discussion and analysis is for the three and six months ended June 30, 2025, compared to the same period in 2024.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Revenue:
Interest income	$3,028	$3,572	(15)%	$6,314	$7,212	(12)%
Lease revenue	5,185	-	—%	5,185	-	—%
Lease revenue from deposit liability	8,043	-	—%	8,043	-	—%
Other revenue	1,501	1,564	(4)%	2,804	3,341	(16)%
Total revenue	$17,757	$5,136	246%	$22,346	$10,553	112%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Interest income decreased by $0.5 million, or 15%. This decrease was due to a $0.3 million decrease that was driven by lower interest income on cash balances due to lower cash balances, with the remaining $0.2 million decrease driven by a lower outstanding principal of performing MRP+ loans.

Lease revenue increased by $5.2 million. This increase was due to the Septuagint Acquisition and recognition of Septuagint lease revenues during the period presented.

Lease revenue from deposit liability increased by $8.0 million. This increase was due to the Septuagint Acquisition and derecognition of the existing deposit liability relating to former lease contracts with Septuagint prior to the Septuagint Acquisition. This is a non-recurring item.

Other revenue decreased by $0.1 million, or 4%. This decrease was due to lower payments received from the Reserve Fund resulting from a lower amount of MRP+ loans in default during the three months ended June 30, 2025.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Interest income decreased by $0.9 million, or 12%. This decrease was due to a $0.5 million decrease that was driven by lower interest income on cash due to lower cash balances, and a $0.4 million decrease driven by a decrease in the outstanding principal of performing MRP+ loans.

Lease revenue increased by $5.2 million. This increase was due to the Septuagint Acquisition and recognition of Septuagint lease revenues during the period presented.

Lease revenue from deposit liability income increased by $8.0 million. This increase was due to the Septuagint Acquisition and derecognition of the existing deposit liability relating to former lease contracts with Septuagint prior to the Septuagint Acquisition. This is a non-recurring item.

Other revenue decreased by $0.5 million, or 16%. This decrease was due to lower payments received from the Reserve Fund resulting from a lower amount of MRP+ loans in default during the six months ended June 30, 2025.

Professional Fees

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Professional fees	$4,005	$2,175	84%	$6,388	$3,877	65%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Professional fees increased by $1.8 million, or 84%. This increase was due to professional advisor costs related to the closing of the Business Combination and public company expenses.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Professional fees increased by $2.5 million, or 65%. This increase was due to professional advisor costs related to the closing of the Business Combination and public company expenses.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
General and administrative	$5,459	$99	5,414%	$5,767	$207	2,686%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

General and administrative expenses increased $5.4 million, or 5,414%, This increase was comprised of $2.6 million due to the Septuagint Acquisition and consolidation of Septuagint operating costs, most notably including vehicle insurance and other fleet operating costs. The remainder of the increase was primarily due to public company costs including printing fees and director and officer insurance policies as a result of the Business Combination.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

General and administrative expenses increased $5.6 million, or 2,686%, This increase was comprised of $2.6 million due to the Septuagint Acquisition and consolidation of Septuagint operating costs, most notably including vehicle insurance and other fleet operating costs. The remainder of the increase was primarily due to public company costs including printing fees and director and officer insurance policies as a result of the Business Combination.

Fleet Servicing Fees, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Fleet servicing fees, net	$1,158	$-	—%	$2,282	$-	—%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Fleet servicing fees increased by $1.2 million. This increase was due to our entry into the fleet servicing Consulting Agreement, which commenced on November 15, 2024.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Fleet servicing fees increased by $2.3 million. This increase was due to our entry into the fleet servicing Consulting Agreement, which commenced on November 15, 2024.

Service Fee Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Service fee expense	$1,125	$1,200	(6)%	$2,250	$2,400	(6)%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Service fee expense decreased by $0.1 million, or 6%. This decrease was primarily due to timing of certain pass through expenses.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Service fee expense decreased by $0.2 million, or 6%. This decrease was primarily due to timing of certain pass through expenses.

Management Fee Expense - Related Party

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Management fee expense - related party	$1,683	$-	—%	$1,683	$-	—%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Management fee expense - related party increased by $1.7 million. This increase was due to the execution of the MSA upon the closing of the Business Combination.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Management fee expense - related party increased by $1.7 million. This increase was due to the execution of the MSA upon the closing of the Business Combination.

Depreciation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Depreciation expense	$771	$462	67%	$1,310	$925	42%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Depreciation expense increased by $0.3 million, or 67%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Depreciation expense increased by $0.4 million, or 42%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

(Losses) Gains on Loan Held for Investment, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
(Losses) gains on loans held for investment, net	$(1,805)	$1,342	(235)%	$(4,667)	$1,292	(461)%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

(Losses) gains on loans held for investment increased by $3.1 million, or 235%. The loss was primarily due to a $3.0 million markdown from a loan restructuring. The remaining $0.1 million was due to decreased activity in medallion foreclosures.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

(Losses) gains on loans held for investment increased by $6.0 million, or 461%. The loss was primarily due to a $5.6 million loss on loans collateralized by Chicago taxi medallions, $0.8 million of which was due to a revaluation of the underlying medallions and $4.8 million of which was due to a markdown of mortgage collateral. The remaining change was due to a $3.0 million markdown from a loan restructuring offset by $2.3 million in gains from paydowns and $0.3 million in gains from foreclosures on medallion collateral.

WAV Grant Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
WAV grant income	$154	$-	—%	$154	$-	—%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

WAV grant income increased by $0.2 million. This increase was due to the Septuagint Acquisition and the recognition of income from the quarterly WAV grant incentive.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

WAV grant income increased by $0.2 million. This increase was due to the Septuagint Acquisition and the recognition of income from the quarterly WAV grant incentive.

Gains from Disposal of Medallions

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Gains from disposal of medallions	$-	$-	—%	$66	$54	22%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

There were no gains from disposal of medallions period over period.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Gains from disposal of medallions increased insignificantly. This increase was due to the disposal of taxi medallions through sale or settlement transactions.

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Change in fair value of warrant liability	$41	$-	—%	$41	$-	—%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Change in fair value of warrant liability increased by $0.04 million. The increase was due to the resulting change in fair value of the liability classified warrants that were assumed from MAC in the Business Combination.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Change in fair value of warrant liability increased by $0.04 million. The increase was due to the resulting change in fair value of the liability classified warrants that were assumed from MAC in the Business Combination.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Provision for income taxes	$(49,283)	$-	—%	$(49,283)	$-	—%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Provision for income taxes increased by $49.3 million. This increase was due to the recognition of corporate deferred taxes, primarily as a result the acquisition of approximately 83.7% of the DePalma Companies in the Business Combination. Prior to the Business Combination, the DePalma Companies were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no provision for income taxes recorded in the historical financial statements prior to the Business Combination.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Provision for income taxes increased by $49.3 million. This increase was due to the recognition of corporate deferred taxes, primarily as a result the acquisition of approximately 83.7% of the DePalma Companies in the Business Combination. Prior to the Business Combination, the DePalma Companies were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no provision for income taxes recorded in the historical financial statements prior to the Business Combination.

Segment Results of Operations

We operate our business as two operating and reportable segments: specialty finance and fleet operations. For additional information about our segments, see Note 12 in the section entitled “Segment Information” as referred to in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following tables summarizes our segment results of operations for the three and six months ended June 30, 2025 and 2024:

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Specialty finance	$4,352	$4,794	(9)%	$8,749	$9,822	(11)%
Fleet operations	13,359	-	—%	13,359	-	—%
All other	46	342	(87)%	238	731	(67)%
Total revenue	$17,757	$5,136	246%	$22,346	$10,553	112%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Specialty finance revenue decreased by $0.4 million, or 9%. This decrease was due to lower payments received from the Reserve Fund due to a reduction in the number of MRP+ loans in default in the period.

Fleet operations revenue increased by $13.4 million. This increase was primarily comprised of $8.0 million due to the derecognition of the deposit liability, and $5.2 million was due to the recognition of lease revenues, each as a result of the Septuagint Acquisition. The derecognition of the deposit liability is a non-recurring item.

All other revenue decreased by $0.3 million, or 87%. This decrease was primarily due to a decrease in interest income received on cash balances during the period.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Specialty finance revenue decreased by $1.1 million, or 11%. This decrease was comprised of $0.4 million due to lower interest income due to a reduction in the amount of outstanding principal balance of performing MRP+ loans, and $0.7 million of the decrease was due to lower payments from the Reserve Fund due to a reduction in the number of MRP+ loans in default in the period.

Fleet operations revenue increased by $13.4 million. This increase was primarily comprised of $8.0 million due to the derecognition of the deposit liability, and $5.2 million was due to an the recognition of lease revenues, each as a result of the Septuagint Acquisition. The derecognition of the deposit liability is a non-recurring item.

All other revenue decreased by $0.5 million, or 67%. This decrease was due to a decrease in interest income received on cash balances during the six months ended June 30, 2025.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Specialty finance	$1,495	$1,200	25%	$2,714	$2,400	13%
Fleet operations	4,995	965	418%	7,600	1,724	341%
All other	7,711	1,771	335%	9,366	3,285	185%
Total operating expenses	$14,201	$3,936	261%	$19,680	$7,409	166%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Specialty finance operating expenses increased by $0.3 million, or 25%. This increase was due to an increase in professional fees of $0.4 million, offset by lower fees from our loan servicer, Field Point, during the three months ended June 30, 2025.

Fleet operations operating expenses increased by $4.0 million, or 418%. This increase was primarily comprised of $2.8 million due to the Septuagint Acquisition and consolidation of Septuagint’s fleet operating costs, and $1.2 million of the increase was due to costs related to the Consulting Agreement that commenced in November 2024.

All other operating expenses increased by $5.9 million, or 335%. This increase was due to costs related to the closing of the Business Combination, public company expenses, and the execution of the MSA, which became effective upon the closing of the Business Combination.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Specialty finance operating expenses increased by $0.3 million, or 13%. This increase was due to an increase in professional fees of $0.4 million, offset by lower fees from our loan servicer, Field Point, during the six months ended June 30, 2025.

Fleet operations operating expenses increased by $5.9 million, or 341%. This increase was primarily comprised of $2.8 million due to the Septuagint Acquisition and consolidation of Septuagint’s fleet operating costs, $2.3 million due costs incurred in the Consulting Agreement that commenced in November 2024, $0.2 million due to an increase in professional fees, and $0.3 million due to an increase in depreciation expense.

All other operating expenses increased by $6.1 million, or 185%. This increase was due to costs related to the closing of the Business Combination, public company expenses, and the execution of the MSA, which became effective upon the closing of the Business Combination.

Net (Loss) Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Specialty finance	$(31,846)	$4,936	(745)%	$(31,464)	$8,714	(461)%
Fleet operations	(10,762)	(965)	1,015%	(13,367)	(1,670)	700%
All other	(4,729)	(1,429)	231%	(6,192)	(2,554)	142%
Net (loss) income	$(47,337)	$2,542	(1,962)%	$(51,023)	$4,490	(1,236)%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Specialty finance net loss increased by $36.8 million, or 745%. This increase was primarily due to an increase in provision for income taxes of $32.8 million as a result of the Business Combination, with the remaining difference primarily attributable to an increase in losses on loans held for investment during the three months ended June 30, 2025.

Fleet operations net loss increased by $9.8 million, or 1,015%. This increase was primarily due to an increase in provision for income taxes of $19.3 million as a result of the Business Combination, partially offset by an $8.0 million increase in lease revenue due to the derecognition of the deposit liability, which is a non-recurring item, and fleet income resulting from the Septuagint Acquisition.

All other net loss increased by $3.3 million, or 231%. This increase was primarily due to costs related to the closing of the Business Combination, public company expenses, and the execution of the MSA, which became effective upon the closing of the Business Combination, partially offset by a deferred tax benefit of $2.8 million as a result of the Business Combination.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Specialty finance net loss increased by $40.2 million, or 461%. This increase was primarily due to an increase in provision for income taxes of $32.8 million as a result of the Business Combination, $5.9 million due to an increase in losses on loans held for investment and a $1.1 million decrease in interest income.

Fleet operations net loss increased by $11.7 million, or 700%. This increase was primarily due to an increase in provision for income taxes of $19.3 million as a result of the Business Combination, partially offset by an $8.0 million increase in lease revenue due to the derecognition of the deposit liability, which is a non-recurring item.

All other net loss increased by $3.6 million, or 142%. This increase was primarily due to costs related to the closing of the Business Combination, public company expenses, and the execution of the MSA, which became effective upon the closing of the Business Combination, partially offset by a deferred tax benefit of $2.8 million as a result of the Business Combination.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2025 and December 31, 2024, we had available cash and cash equivalents of $13.3 million and $35.2 million, respectively, available to fund our operations. The decrease of $21.9 million was primarily due to the payment of certain non-recurring MAC transaction costs of $11.6 million paid at closing of the Business Combination, investments in taxi vehicles of $14.2 million, as well as other costs incurred in connection with the closing of the Business Combination and public company costs.

The taxi industry is competitive and there are uncertainties around our cash flows, including those from our loan portfolio. We compete with other established fleets, technology enabled ride sharing apps, and public transit among other competitors.

Based on our current expectations, we believe that our existing cash and cash equivalents, together with cash provided by operating activities, will be sufficient to fund our working capital requirements for at least the next twelve months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net cash (used in) provided by operating activities	$(2,874)	$6,368	$(9,242)	(145)%
Net cash used in investing activities	(7,383)	2,419	(9,802)	(405)%
Net cash used in financing activities	(11,651)	(15,000)	3,349	(22)%
Net decrease in cash and cash equivalents	(21,908)	(6,213)	(15,695)	253%
Cash and cash equivalents, at beginning of period	35,173	36,228	(1,055)	(3)%
Cash and cash equivalents, at end of period	13,265	30,015	(16,750)	(56)%

Operating Activities

The decrease to net cash provided by operating activities was $9.2 million, or 145%. This decrease was primarily a result of the Septuagint acquisition and consolidation of Septuagint’s fleet operating costs, including the derecognition of the existing $8.0 million deposit liability relating to former lease contracts with Septuagint prior to the Septuagint Acquisition, an increase in WAV grant receivable of $3.1 million, and an increase in prepaid and other current assets for insurance and credit card receipts in transit of approximately $2.2 million, partially offset by an increase of legal fees of $2.9 million due to closing of the Business Combination and the recognition of the management fee of $1.7 million.

Investing Activities

The decrease to net cash used in investing activities was $9.8 million, or 405%. This decrease was primarily due to the purchases of taxi vehicles during the period of $14.2 million, partially offset by a decrease in cash outflows for purchases of loans of $2.8 million and an increase in cash receipts from loan principal repayments of $1.0 million.

Financing Activities

The decrease to net cash used in financing activities was $3.3 million. This decrease was due to the repayment of $3.7 million of MAC promissory notes that were outstanding at closing of the Business Combination, as well as the payment of MAC’s deferred underwriting fees, legal costs and other transaction costs incurred in connection with the Business Combination of $8.0 million. These are non-recurring costs. This decrease was partially offset by capital distributions made to the DePalma Companies’ equityholders during the six months ended June 30, 2024 in the amount of $15 million.

Future sources and uses of liquidity

Our assets primarily consist of cash and cash equivalents, loans held for investment, at fair value, property and equipment, and intangible assets which, other than cash and cash equivalents, are generally not considered readily liquid assets by nature.

Our future capital requirements will depend on many factors, including our degree of success in collecting contractual payments on MRP+ loans, reperforming, restructuring or resolving Non-MRP+ loans, sales of medallions (which may include seller financing), our ability to scale the profitability of our taxi fleet including growth in volume and collections of medallion and vehicle leases, general economic conditions, future market growth and competition in the mobility market.

In the future, we may be required or choose to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. In addition, we cannot assure you that these measures and our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital requirements and to meet our commitments in the future.

As of June 30, 2025, we have no long-term commitments other than those pursuant to our operating lease arrangements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. To the extent that there are differences between our estimates and actual results, future financial statement presentation, financial condition, results of operations, and our cash flows will be affected.

An accounting policy or estimate is considered to be critical or significant if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements.

We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. For a description of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies,” of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Loans Held for Investment, at Fair Value

Our loans held for investment are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. We account for our loans held for investment using the fair value option and by applying the fair value principles of ASC 820, Fair Value Measurement. Our loans held for investment are determined to be Level 3 measurements pursuant to the fair value hierarchy as the valuation requires inputs that are significant and unobservable. Our MRP+ loan portfolio is primarily performing and valued by using a discount rate to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, we consider the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program. Our Non-MRP+ loan portfolio is primarily nonperforming and valued at the lesser of unpaid principal balance and the medallion or other collateral value attached to the loan, less a discount applied to the collateral value to estimate costs associated with taking ownership of the collateral. The most significant inputs in determining the medallion collateral value include our recent medallion sale prices, the amount backstopped by the City of New York under the MRP+, and certain market prices reported by the TLC. As of June 30, 2025, our New York City medallion collateral value was determined to be $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000.

Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement. The value of the underlying collateral and thus, the portfolio of loans may be impacted by multiple factors including, but not limited to, general macroeconomic conditions and state of the taxi industry, loan restructurings, governmental initiatives, and medallion transfers. Without a readily ascertainable market value, the estimated value of our portfolio of loans held for investment, at fair value may differ significantly from the values that would be placed on the portfolio if a readily determinable market existed for the loans. The illiquidity of our loan portfolio may adversely affect our ability to dispose of loans at times when it may be advantageous to liquidate such portfolio. In addition, if we were required to liquidate some or all of the loans in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such loans. Changes in the various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. Significant increases or decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements than noted in the tables above.

Intangible Assets

Our taxi medallions are indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. Costs incurred for renewal of taxi medallions are included within general and administrative expenses.

Indefinite-lived intangible assets are not amortized but instead tested for impairment. We evaluate indefinite-lived intangible assets for impairment annually on October 1st of each year or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

We evaluate our taxi medallions as a single unit of accounting for purposes of testing for impairment, as taxi medallions are homogeneous assets, which are interchangeable and have identical characteristics. In our evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions, notably including the determination of anticipated impacts of changes in regulatory and macroeconomic factors impacting our industry, as well as the use of limited readily available market information of third party medallion transfers, including those reported by the TLC. No impairment losses were recognized for the six months ended June 30, 2025 and 2024.

Recent Accounting Pronouncements

See Note 2 in the section entitled “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” as referred to in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion about accounting pronouncements recently issued not yet adopted.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we are no longer an emerging growth company or we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, following the Business Combination, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make common stock less attractive to investors.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The potential delisting of our securities from the OTCQX may adversely affect our common stock and business and financial condition.

Following the closing date of our business combination on April 7, 2025, we had ninety (90) days from such date, or July 6, 2025, to comply with Section 1.1(G) of the OTCQX Rules for U.S. Companies requiring a 10% public float for continued eligibility on the OTCQX (the “Float Rule”). On July 3, 2025, we requested from OTCQX an additional ninety (90) day extension to comply with the Float Rule. OTCQX granted our extension on July 9, 2025, and we are actively undertaking efforts to comply with the Float Rule by the expiration of the extended deadline on October 10, 2025. In addition, on June 18, 2025, OTCQX notified the Company that the bid price for the Company’s Warrants had closed below $0.10 for more than 30 consecutive calendar days, and thus the Company no longer met the minimum bid requirement for continued qualification for the OTCQX International Tier as per Section 2.1(a) of the OTCQX Rules for U.S. Companies (the “Minimum Bid Rule”). The Company has 90 days, until September 16, 2025, to regain compliance with the Minimum Bid Rule. If at that time the Company’s bid price for the Warrants has not stayed at or above the $0.10 minimum for ten consecutive trading days, then the Warrants will be removed from trading on OTCQX. If either the Common Stock or the Warrants are delisted from OTCQX, they would instead be quoted on the OTCQB, a lower tier of the OTC Markets.

Delisting from the OTCQX could adversely affect our ability to raise additional financing through public or private sales of our securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock and warrants. Delisting could also have other negative results, including the potential loss of confidence by employees and customers, the loss of institutional investor interest and fewer business development opportunities.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

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

10.2+

Management Services Agreement, dated April 7, 2025, by and between Marblegate Capital Corporation and Marblegate Asset Management, LLC (incorporated by reference to Exhibit 10.3 to Marblegate Capital Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

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

Marblegate Capital Corporation

Date: August 14, 2025	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Director (principal executive officer)

Date: August 14, 2025	By:	/s/ Michael Hutchby
	Name:	Michael Hutchby
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)