Form 10-Q
period 2025-09-30
Marblegate Capital Corp
filed 2025-11-13
CIK 1965052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 73,914,402 shares of Common Stock, par value $0.0001 per share (“Common Stock”) of the registrant issued and outstanding.

*The registrant’s shares of Common Stock and warrants each trade over-the-counter on OTCQX® Best Market tier operated on the OTC Markets under the trading symbols “MGTE” and “MGTEW”, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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
•
the potential impact of a prolonged government shutdown;
•
the loss of one or more of our executive officers and other key employees;
•
our failure to hire and retain qualified employees;
•
risks related to our tax obligations, effective tax rate, or realization of our deferred tax assets;
•
our failure to comply with federal, state and local laws and regulations;
•
the costs related to being a public company;
•
the impact from changes in policies and regulations as a result of the new presidential administration; and
•
other factors detailed in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on April 7, 2025 and this Quarterly Report on Form 10-Q, including those in the sections entitled “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could

i

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

You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Marblegate Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$10,571	$35,173
WAV grant receivable	4,256	-
Interest receivable	1,057	1,200
Due from related party	-	16
Prepaid expenses and other current assets	5,682	248
Total current assets	21,566	36,637
Loans held for investment, at fair value	258,157	280,998
Property and equipment, net	22,148	5,122
Operating lease right-of-use assets	5,192	4,910
Intangible assets	356,449	345,351
Total assets	$663,512	$673,018

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses and other current liabilities	$11,368	$2,382
Management fee payable - related party	3,706	-
Operating lease liabilities, current portion	399	315
Loan payments received in advance	156	73
Deposit liability	-	7,086
Total current liabilities	15,629	9,856
Deferred tax liability, net	50,969	-
Operating lease liabilities, net of current portion	4,839	4,603
Warrant liabilities	28	-
Other liabilities	919	131
Total liabilities	72,384	14,590

Commitments and contingencies (See Note 9)

Stockholders' equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 73,914,402 and 62,954,464 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	6
Additional paid-in capital	287,786	409,369
Retained earnings	195,642	249,053
Total stockholders' equity	483,435	658,428
Noncontrolling interests	107,693	-
Total equity	591,128	658,428
Total liabilities and stockholders' equity	$663,512	$673,018

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Interest income	$3,545	$4,122	$9,859	$11,334
Lease revenue	6,940	-	12,125	-
Lease revenue from deposit liability	-	-	8,043	-
Other revenue	1,478	1,319	4,282	4,660
Total revenue	11,963	5,441	34,309	15,994

Operating expenses:
Professional fees	1,507	1,789	7,895	5,667
General and administrative	5,641	142	11,408	349
Fleet servicing fees, net	1,880	-	4,162	-
Service fee expense	1,375	1,200	3,625	3,600
Management fee expense - related party	2,023	-	3,706	-
Depreciation expense	778	463	2,088	1,388
Total operating expenses	13,204	3,594	32,884	11,004
(Loss) income from operations	(1,241)	1,847	1,425	4,990

Other (expense) income:
Gains (losses) on loans held for investment, net	1,312	7,126	(3,355)	8,418
WAV grant income	296	-	450	-
Gains from disposal of medallions	22	49	88	103
Change in fair value of warrant liability	4	-	45	-
Total other (expense) income	1,634	7,175	(2,772)	8,521

Income (loss) before provision for income taxes	393	9,022	(1,347)	13,511
Provision for income taxes	(1,686)	-	(50,969)	-
Net income (loss)	(1,293)	9,022	(52,316)	13,511
Net income (loss) attributable to non-controlling interest	440	-	1,095	-
Net income (loss) attributable to MCC	$(1,733)	$9,022	$(53,411)	$13,511

Net income (loss) attributable to common stockholders:
Basic	$(1,733)	$9,022	$(53,411)	$13,511
Diluted	$(1,733)	$9,022	$(53,411)	$13,511
Net income (loss) per share:
Basic	$(0.02)	$0.14	$(0.75)	$0.21
Diluted	$(0.02)	$0.14	$(0.75)	$0.21
Weighted-average shares of common stock used to compute net income (loss) per share:
Basic	73,914,402	62,954,464	70,020,212	62,954,464
Diluted	73,914,402	62,954,464	70,020,212	62,954,464

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2024 (Retroactive application of recapitalization)	62,954,464	$6	$431,869	$239,698	$-	$671,573
Net income	-	-	-	1,948	-	1,948
Balance, March 31, 2024	62,954,464	6	431,869	241,646	-	673,521
Net income	-	-	-	2,542	-	2,542
Capital distributions to DePalma Companies equityholders	-	-	(15,000)	-	-	(15,000)
Balance, June 30, 2024	62,954,464	6	416,869	244,188	-	661,063
Net income	-	-	-	9,022	-	9,022
Balance, September 30, 2024	62,954,464	$6	$416,869	$253,210	$-	$670,085

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2025 (Retroactive application of recapitalization)	62,954,464	$6	$409,369	$249,053	$-	$658,428
Net loss	-	-	-	(3,686)	-	(3,686)
Balance, March 31, 2025	62,954,464	6	409,369	245,367	-	654,742
Effect of merger and recapitalization (Note 3)	10,959,938	1	(121,583)	-	106,624	(14,958)
Net income (loss)	-	-	-	(47,992)	655	(47,337)
Balance, June 30, 2025	73,914,402	7	287,786	197,375	107,279	592,447
Distributions to noncontrolling interests	-	-	-	-	(26)	(26)
Net income (loss)	-	-	-	(1,733)	440	(1,293)
Balance, September 30, 2025	73,914,402	$7	$287,786	$195,642	$107,693	$591,128

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(52,316)	$13,511
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	2,088	1,388
Losses (gains) on loans held for investment, net	3,355	(8,418)
Noncash portion of fleet servicing fees	788	-
Lease revenue from deposit liability	(8,043)	-
Gains from disposal of medallions	(88)	(103)
Change in fair value of warrant liability	(45)	-
Provision for income taxes	50,969	-
Changes in operating assets and liabilities:
WAV grant receivable	(2,186)	-
Interest receivable	143	(162)
Due from related party	16	-
Prepaid expenses and other current assets	(4,277)	-
Operating lease right-of-use asset, net	294	-
Accrued expenses and other liabilities	3,665	1,071
Management fee payable	3,706	-
Loan payments received in advance	83	(75)
Operating lease liability	(256)	-
Deposit liability	957	2,654
Net cash (used in) provided by operating activities	(1,147)	9,866

Cash flows from investing activities:
Cash acquired in the Business Combination	91	-
Cash acquired in Septuagint Acquisition	34	-
Medallion disposal down payments and settlements received	430	10
Purchases of property and equipment	(20,729)	(335)
Origination of Non-MRP+ loans	-	(2,825)
Loan repayments	8,396	11,611
Net cash (used in) provided by investing activities	(11,778)	8,461

Cash flows from financing activities:
Capital distributions to DePalma Companies equityholders	-	(15,000)
Payment of MAC promissory notes at closing of the Business Combination	(3,675)	-
Payment of MAC transaction costs at closing of the Business Combination	(7,976)	-
Distributions to noncontrolling interests	(26)
Net cash used in financing activities	(11,677)	(15,000)

Net (decrease) increase in cash and cash equivalents	(24,602)	3,327
Cash and cash equivalents, at beginning of period	35,173	36,228
Cash and cash equivalents, at end of period	$10,571	$39,555

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Intangible asset taxi medallions acquired in loan foreclosures	$11,585	$42,490
Originations of Non-MRP+ loans from medallion disposals	495	385
Recognition of noncontrolling interests in the Business Combination	106,624	-

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

As a result of the Business Combination, MCC is a holding company, in which substantially all of its assets are held by and its businesses operate through the DePalma Companies and its subsidiaries. The Business Combination is accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The DePalma Companies were determined to be the accounting acquirer in the Business Combination, and therefore the historical combined financial statements of the DePalma Companies became the basis for the historical financial statements of the Company upon the closing of the Business Combination. The accompanying financial statements retrospectively combine the results of the DePalma Companies. See Note 3 for additional information.

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

The following is a summary of the significant accounting policies followed by the Company in the preparation of its unaudited Condensed Consolidated Financial Statements. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31,

2024 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on April 7, 2025, including the annual financial statements of the DePalma Companies for the year ended December 31, 2024 included in the Form 10-K, and the unaudited pro forma condensed combined financial information of the Company as of and for the year ended December 31, 2024 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2025.

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

Indefinite-lived intangible assets are not amortized but instead tested for impairment. The Company evaluates indefinite-lived intangible assets for impairment annually on October 1st of each year or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company evaluates its taxi medallions as a single unit of accounting for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In the Company’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. No impairment losses were recognized for the three and nine months ended September 30, 2025 and 2024.

Gains and losses on the disposal of taxi medallions are recorded within gains from disposal of medallions in the Condensed Consolidated Statements of Operations and reported as the difference between the sale proceeds and the carrying value of a taxi medallion on an average cost basis.

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

Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant changes, or planned changes in the Company’s use of the long-lived assets and significant negative industry or economic trends. If the Company determines that the carrying amount of such assets may not be recoverable, recoverability is measured based on the undiscounted cash flows expected to be generated by the related asset or asset group. If impairment is indicated, the long-lived asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized. For the three and nine months ended September 30, 2025 and 2024, there were no indicators of impairment of the value of long-lived assets and no impairment losses were recognized.

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

As of September 30, 2025, warrants to purchase approximately 304,982 shares of the Company’s Common Stock are liability-classified and warrants to purchase 15,000,000 shares of the Company’s common stock are equity-classified.

Loan Payments Received in Advance

Under the MRP+, eligible borrowers reduced their loan balances as described above. Payments received for loans that were not restructured as of September 30, 2025, were considered to be received in advance as payment was not yet due on the restructured loan contract and are reported in loan payments received in advance in the Condensed Consolidated Balance Sheets. In addition, partial payments received from borrowers that are not yet applied to the loan balance are reported in loan payments received in advance.

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

3. Business Combination and Recapitalization

On April 7, 2025, the Company consummated the Business Combination and related transactions, with the Company surviving the merger, MAC becoming a wholly owned subsidiary of the Company, and the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% of the DePalma Companies continuing to be owned by certain limited partners of the DePalma Companies. Upon the closing of the Business Combination, the Company’s amended and restated certificate of incorporation provided for, among other things, a total number of authorized shares of capital stock of 260,000,000 shares, of which 250,000,000 shares were classified as Common Stock and 10,000,000 shares were classified as preferred stock, $0.0001 par value per share (the “Preferred Stock”).

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
September 30, 2025
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$187,563	$187,563
Non-MRP+ Loans	-	-	70,594	70,594
Total loans held for investment, at fair value	-	-	258,157	258,157
Total assets	$-	$-	$258,157	$258,157

Liabilities:
Warrant liabilities	$-	$28	$-	$28
Total liabilities	$-	$28	$-	$28

	Level 1	Level 2	Level 3	Amount at Fair Value
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

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs (in thousands):

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2024	$211,295	$123,532
Transfers into MRP+ Program	1,146	(1,146)
(Losses) gains on loans held for investment, net	(154)	3,321
Purchase of Non-MRP+ loans	-	2,825
Origination of Non-MRP+ loans	-	1,967
Collateral foreclosures	(4,900)	(40,215)
Loan repayments	(6,281)	(10,392)
Balance as of December 31, 2024	$201,106	$79,892
Gains (losses) on loans held from investment, net	3,280	(6,635)
Origination of Non-MRP+ loans from medallion disposals	-	495
Origination of Non-MRP+ loans from MRP+ settlements	(1,400)	1,400
Collateral foreclosures	(11,200)	(385)
Loan repayments	(4,223)	(4,173)
Balance as of September 30, 2025	$187,563	$70,594

Net change in estimated fair value of Level 3 loans still held at September 30, 2025, included in gains on loans held for investment, net on the Condensed Consolidated Statements of Operations, was a net increase of $587,381 and net decrease of $4,983,200 for the three and nine months ended September 30, 2025, respectively. The net change in estimated fair value from Level 3 loans still held at September 30, 2024 was a net increase of $1,545,218 and decrease of $123,660 for the three and nine months ended September 30, 2024, respectively.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company‘s assets that are categorized within Level 3 of the fair value hierarchy (in thousands):

September 30, 2025
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$187,563	Income Approach[1]	Discount Rate[2]	7.50%	7.50%	7.50%
Non-MRP+ Loans - NYC	61,108	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	9,486	Market Approach	Market Medallion Price	$7,500	$12,000	$9,475
	$258,157

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
3.
The most significant inputs include recent Company medallion sale prices (ranging from $166,206 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $81,667 to $175,000). In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of September 30, 2025, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
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

5. Loans Held for Investment, at Fair Value

As mentioned in Note 2, the Company’s loan portfolio consists of loans that are collateralized by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment (in thousands):

	September 30, 2025	December 31, 2024
Total principal balance outstanding	$870,623	$920,107
Adjustment to reduce loans to fair value	(612,466)	(639,109)
Total loans held for investment, at fair value	$258,157	$280,998

The following table shows major classifications of loans held for investment, at fair value (in thousands):

	September 30, 2025	December 31, 2024[1]
Loans held for investment, at fair value
MRP+ Loans (NYC)
Current	$126,240	$133,803
Non-accrual	61,323	67,303
Non-MRP+ Loans (NYC):
Current	44,293	24,779
Non-accrual	16,815	38,644
Non-MRP+ Loans (Other):
Current	386	114
Non-accrual	9,100	16,355
Total loans held for investment, at fair value	$258,157	$280,998

The aggregate fair value and outstanding principal balances of taxi medallion loans that were on non-accrual status were as follows:

	September 30, 2025	December 31, 2024[1]
Total principal balance outstanding	$635,247	$734,308
Adjustment to reduce loans to fair value	(548,009)	(612,006)
Total non-accrual loans, at fair value	$87,238	$122,302

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

Following the closing of the Business Combination, on April 7, 2025 (the “Septuagint Acquisition Date”), the Company, via the DePalma Companies, acquired the remaining outstanding equity interests in Septuagint, resulting in Septuagint becoming a wholly owned subsidiary of the Company (the “Septuagint Acquisition”). The Company accounted for the Septuagint Acquisition pursuant to the acquisition method under ASC 805. As such, the Company derecognized its existing equity method investment in Septuagint and recognized the assets and liabilities of Septuagint effective April 7, 2025 at their estimated fair values. No gain or loss was recognized on remeasurement of the previously held interest. The Septuagint Acquisition occurred without the transfer of consideration.

The Company has determined preliminary fair values of the assets acquired in the Septuagint Acquisition. These values are subject to change as the Company performs additional reviews of our assumptions utilized. The following represents the net assets acquired (in thousands):

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

7. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Taxi vehicles	$28,880	$10,351
Leasehold improvements	548	-
Furniture and fixtures	36	-
Less: accumulated depreciation	(7,316)	(5,229)
Property and equipment, net	$22,148	$5,122

Depreciation expense for the three and nine months ended September 30, 2025 totaled $778,000 and $2,088,000, respectively, and $463,000 and $1,388,000 for the three and nine months ended September 30, 2024, respectively.

The Company participates in the City of New York’s Wheelchair Accessible Vehicle (“WAV”) incentive program. The WAV program incentivizes taxi owners to place wheelchair accessible vehicles into service by providing a rebate credit for incurring the up-front costs to place a wheelchair accessible vehicle into service. Under the WAV program, the Company receives a $20,000 rebate credit for each wheelchair accessible vehicle placed into service. The WAV program also provides for quarterly rebates of $625 for each wheelchair accessible vehicle that completes at least 750 trips within a quarter. The total amount of the rebate credits for the up-front and operational payments is capped at $30,000. The Company qualifies for the rebate grants when a WAV is placed in service, or quarterly trips are completed, and an application for rebate is approved. The Company accounts for the initial placed-in-service rebate credit as a grant related to an asset and as part of the cost basis in determining the carrying value of the asset. The Company accounts for the quarterly rebate credit as a grant related to income and is reported within other income on the Condensed Consolidated Statements of Operations as the grant is earned. The Company recognized WAV grant income of $296,391 and $450,496 for the three and nine months ended September 30, 2025, respectively.

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

In exchange for the Consultant’s services, the Company will pay the Consultant a base fee of $100,000 per month as well as reimburse the Consultant for certain of its operating and other reimbursable expenses. At the end of each month, the Consultant and the Company will reconcile amounts due to each party, which is determined by the total revenues generated by the taxi fleet operations, less the base fee and the reimbursable operating expenses. The Company determined it is acting as the agent from inception of the Consulting Agreement through September 30, 2025 pursuant to ASC 606, as during this period the Consultant continues to be the party obligated to fulfill the performance obligation of leasing an operational taxicab to the end-user driver. As such, the Company will report all revenues generated by the taxi fleet operations and expenses incurred as a result of the Consulting Agreement on a net basis through September 30, 2025 as fleet servicing fees, net on the Condensed Consolidated Statements of Operations as further detailed below.

Further, the Consultant is entitled to a medallion incentive payment of six (6) NYC taxi medallions per year to be earned on November 15th of each year and payable at the end of the five-year term or upon earlier termination of the Consulting Agreement. In the event the Consulting Agreement is terminated prior to November 15 of a given year, no medallion consideration will be earned by the Consultant for that year, whether on a pro rata basis or otherwise. The Company ratably recognizes to expense the fair value of the medallions to be earned by the Consultant over the term of the Consulting Agreement within fleet servicing fees, net on the Condensed Consolidated Statements of Operations through September 30, 2025, and recognizes a liability within other liabilities on the Condensed Consolidated Balance Sheets. The Company will remeasure such liability at each reporting period based on the fair value of the medallions earned at each period end, with any changes in fair value being reported within earnings. The Company determined the fair value of a medallion for purposes of measuring the medallion incentive liability to be $175,000 as of September 30, 2025 and December 31, 2024. See Note 3 for additional information.

The following table sets forth the components of the Company’s fleet servicing fees, net for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consultant fleet revenues	$902	$-	$3,353	$-
Less: Base consulting fees	(300)	-	(900)	-
Less: Noncash medallion incentive	(263)	-	(788)	-
Less: Fleet operating and reimbursable expenses	(2,219)	-	(5,827)	-
Fleet servicing fees, net	$(1,880)	$-	$(4,162)	$-

The Company may make advances for the base consulting fees and other fleet operating expenses prior to period end reconciliations with the Consultant. Amounts due to and from the Consultant as of September 30, 2025 and December 31, 2024 were $64,001 and $7,531, respectively, which is included within accrued and other current liabilities and prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, respectively.

9. Commitment and Contingencies

Leases

The Company, as lessee, has two active operating lease arrangements; a Garage Lease and a clubhouse lease acquired in the Septuagint Acquisition. The Garage Lease commenced on November 15, 2024 and has an initial five-year term through November 15, 2029, with an option to renew for an additional five-year period. The Garage Lease has initial base rent payments of $55,000 escalating 1.5% annually through the expiration date in November 2034, which assumes and includes the exercise of the five-year renewal option. The clubhouse lease has an initial five-year term through May 2027 with an option to renew for an additional five-year period. The clubhouse lease has escalating lease payments of $7,500 to $9,786 per month through the expiration date in May 2032, which assumes and includes the exercise of the five-year renewal option. The Company had no active leases, as lessee, during the nine months ended September 30, 2024.

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

The table below presents certain information related to the Company’s lease costs that are included within general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating leases cost	$221	-	$574	-
Total leases cost	$221	-	$574	-

The ROU assets and lease liabilities for the operating leases were recorded in the Condensed Consolidated Balance Sheet as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$5,192	$4,910
Total lease assets	$5,192	$4,910

Liabilities
Current liabilities:
Operating lease liabilities, current portion	$399	$315

Non-current liabilities:
Operating lease liabilities, net of current portion	4,839	4,603
Total lease liabilities	$5,238	$4,918

The weighted average remaining lease term for the operating leases was 8.9 years and the weighted-average discount rate was 7.31% as of September 30, 2025.

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Nine Months Ended September 30,
2025
Operating cash flows from operating leases	$536

Future minimum lease payments under operating leases as of September 30, 2025 are as follows (in thousands):

Remainder of 2025	$191
2026	772
2027	785
2028	798
2029	811
Thereafter	3,815
Total minimum lease payments	7,172
Less effects of discounting	(1,934)
Total lease liabilities	$5,238

Other Commitment and Contingencies

As of September 30, 2025 and December 31, 2024, the Company had no unfunded loan commitments. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss under these contracts to be remote.

10. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2025
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,123	$355,221
Chicago	140	1,213
Philadelphia	30	15
Total		$356,449

	December 31, 2024
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,061	$344,333
Chicago	119	1,003
Philadelphia	30	15
Total		$345,351

1.
During the nine months ended September 30, 2025, the Company acquired 64 medallions through loan foreclosures and disposed of 2 medallions. During the year ended December 31, 2024, the Company acquired 256 medallions through loan foreclosures and disposed of 2 medallions.

11. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(1,293)	$9,022	$(52,316)	$13,511
Less: net income (loss) attributable to non-controlling interests	440	-	1,095	-
Net income (loss) attributable to common stockholders	$(1,733)	$9,022	$(53,411)	$13,511

Denominator:
Weighted average common shares outstanding - basic and diluted	73,914,402	62,954,464	70,020,212	62,954,464

Net income (loss) per share:
Net income (loss) per share - basic and diluted	$(0.02)	$0.14	$(0.75)	$0.21

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

The following tables provides information about our segments and a reconciliation to net income (loss) (in thousands):

	Nine Months Ended September 30, 2025
	Specialty Finance	Fleet Operations	All Other	Total
Income statement
Interest income	$9,581	$-	$278	$9,859
Lease revenue	-	12,125	-	12,125
Lease revenue from deposit liability	-	8,043	-	8,043
Other revenue	4,025	257	-	4,282
Total revenue	13,606	20,425	278	34,309
Professional fees	879	1,119	5,897	7,895
General and administrative	-	7,659	3,749	11,408
Fleet servicing fees, net	-	4,162	-	4,162
Service fee expense	3,625	-	-	3,625
Management fee expense - related party	-	-	3,706	3,706
Depreciation expense	-	2,088	-	2,088
Total operating expenses	4,504	15,028	13,352	32,884
Other (expense) income	(3,317)	500	45	(2,772)
Provision for income taxes	(30,748)	(17,724)	(2,497)	(50,969)
Net income (loss)	$(24,963)	$(11,827)	$(15,526)	$(52,316)

	Nine Months Ended September 30, 2024
	Specialty Finance	Fleet Operations	All Other	Total
Income statement
Interest income	$10,297	$-	$1,037	$11,334
Lease revenue	-	-	-	-
Lease revenue from deposit liability	-	-	-	-
Other revenue	4,660	-	-	4,660
Total revenue	14,957	-	1,037	15,994
Professional fees	-	1,818	3,849	5,667
General and administrative	-	-	349	349
Fleet servicing fees, net	-	-	-	-
Service fee expense	3,600	-	-	3,600
Management fee expense - related party	-	-	-	-
Depreciation expense	-	1,388	-	1,388
Total operating expenses	3,600	3,206	4,198	11,004
Other (expense) income	8,418	103	-	8,521
Provision for income taxes	-	-	-	-
Net income (loss)	$19,775	$(3,103)	$(3,161)	$13,511

	Three Months Ended September 30, 2025
	Specialty Finance	Fleet Operations	All Other	Total
Income statement
Interest income	$3,505	$-	$40	$3,545
Lease revenue	-	6,940	-	6,940
Lease revenue from deposit liability	-	-	-	-
Other revenue	1,352	126	-	1,478
Total revenue	4,857	7,066	40	11,963
Professional fees	415	81	1,011	1,507
General and administrative	-	4,689	952	5,641
Fleet servicing fees, net	-	1,880	-	1,880
Service fee expense	1,375	-	-	1,375
Management fee expense - related party	-	-	2,023	2,023
Depreciation expense	-	778	-	778
Total operating expenses	1,790	7,428	3,986	13,204
Other (expense) income	1,350	280	4	1,634
Provision for income taxes	2,084	1,622	(5,392)	(1,686)
Net income (loss)	$6,501	$1,540	$(9,334)	$(1,293)

	Three Months Ended September 30, 2024
	Specialty Finance	Fleet Operations	All Other	Total
Income statement
Interest income	$3,816	$-	$306	$4,122
Lease revenue	-	-	-	-
Lease revenue from deposit liability	-	-	-	-
Other revenue	1,319	-	-	1,319
Total revenue	5,135	-	306	5,441
Professional fees	-	1,019	770	1,789
General and administrative	-	-	141	141
Fleet servicing fees, net	-	-	-	-
Service fee expense	1,200	-	-	1,200
Management fee expense - related party	-	-	-	-
Depreciation expense	-	463	-	463
Total operating expenses	1,200	1,482	911	3,593
Other (expense) income	7,126	49	-	7,175
Provision for income taxes	-	-	-	-
Net income (loss)	$11,061	$(1,433)	$(605)	$9,023

The following tables reconcile segment assets to consolidated assets on the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2025
	Specialty Finance	Fleet Operations	All Other	Total
Balance sheet
Loans held for investment, at fair value	$258,157	$-	$-	$258,157
Intangible assets	-	356,449	-	356,449
Other assets	1,057	41,937	5,912	48,906
Total assets	259,214	398,386	5,912	663,512
Total liabilities	$32,141	$26,657	$13,586	$72,384

	December 31, 2024
	Specialty Finance	Fleet Operations	All Other	Total
Balance sheet
Loans held for investment, at fair value	$280,998	$-	$-	$280,998
Intangible assets	-	345,351	-	345,351
Other assets	1,200	15,509	29,960	46,669
Total assets	282,198	360,860	29,960	673,018
Total liabilities	$1,254	$12,135	$1,201	$14,590

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

The Company recorded a provision for income taxes of $1.7 million and $51.0 million for the three and nine months ended September 30, 2025, respectively, and $0 for the three and nine months ended September 30, 2024, respectively. The effective tax rate, including discrete items, was 430.2% and (3,781.0%) for the three and nine months ended September 30, 2025, respectively, and 0% for the three and nine months ended September 30, 2024, respectively.

The fluctuation in effective tax rates for the three months ended September 30, 2025 and 2024 is primarily driven by the consummation of the Business Combination on April 7, 2025, which resulted in one-time adjustments of $50.6 million in tax expense during the three months ended June 30, 2025. The effective tax rate for the nine-month period ended September 30, 2025, is negative, driven by tax expense recorded against a year-to-date pre-tax loss.

The difference between the tax basis and the book basis in both DePalma Companies partnerships was primarily driven by temporary differences within the DePalma Companies partnerships arising from specific assets and liabilities. The temporary differences generated prior to the Business Combination related to both taxi medallion amortization and unrealized gains and losses on loans held for investment. These items resulted in a net deferred tax liability of $52.0 million, which was recorded as a one-time charge to the provision for income taxes during the three months ended June 30, 2025.

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

Collectively, the total one-time adjustments for the second quarter was $50.6 million.

In addition to the one-time charge, the Company recorded its tax provision for the period September 30, 2025. The Company recorded a tax expense of $0.4 million with an associated annualized effective tax rate of (30.3)%, excluding the impact of discrete charges. The Company, along with its wholly owned subsidiary, MAC, will file consolidated tax returns for US federal, New York State, and New York City jurisdictions. The filings will include the Company’s newly acquired 83.7% interest in the DePalma Companies, yielding a combined statutory tax rate of 33.7%. The effective tax rate is primarily driven by substantial first-quarter losses from the DePalma Companies. Due to their prior partnership structure, these losses are disallowed for tax benefit purposes, contributing approximately (122.4)% to the annual effective tax rate. Furthermore, projected pre-tax income attributable to the non-controlling interest in the DePalma Companies is not subject to tax, further impacting the annual effective tax rate by 56.6%.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s Condensed Consolidated Balance Sheets. To date, the Company has not recognized any interest and penalties in its Condensed Consolidated Statements of Operations, nor has it accrued for or made payments for interest and penalties associated with income tax liabilities. The Company has no unrecognized income tax benefits as of September 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements.

14. Related Party Transactions

Prior to the Business Combination, the DePalma Companies have, at times, provided advances to the Company for operating and registration costs which are reported within due from related party on the Condensed Consolidated Balance Sheets.

As further detailed above, the Company’s operations are managed by the Manager pursuant to the MSA. Pursuant to the MSA, the Manager provides certain management services to the Company starting upon the Closing Date until the fifth anniversary of the Closing Date. After the fifth anniversary of the Closing Date, the MSA will renew automatically for an additional five year period unless terminated in accordance with the terms of the MSA. The Manager receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. The MSA provides that the Company will reimburse the Manager for (i) various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of legal, tax, accounting, consulting, auditing, lobbying, regulatory, administrative and other similar services rendered for the Company by providers retained by the Manager and (ii) the compensation paid to specified officers of the Company and the cost of liability insurance to indemnify the Company’s directors and officers. The management fees are reported within management fee payable - related party on the Condensed Consolidated Balance Sheets and recognized as management fee expense - related party on the Condensed Consolidated Statements of Operations.

15. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, the Company had no issued or outstanding shares of preferred stock.

Common Stock

Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders are entitled to vote.

Warrants

The Company assumed 15,304,982 warrants in the Business Combination which remained outstanding as of September 30, 2025, of which 15,000,000 are equity-classified and 304,982 are liability-classified warrants (together the “Warrants”). The Warrants have an exercise price of $11.50 per share and may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire five years from the consummation of the Business Combination.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless context otherwise requires, all references in this section to “we”, “us”, “our” or “the Company” refer to Marblegate Capital Corporation, however historical references to “we”, “us”, “our” or “the Company” may refer to the historical operations of the DePalma Companies prior to the Business Combination. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, the Company's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 7, 2025, including the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024 for the DePalma Companies and the unaudited pro forma condensed combined financial information of the Company as of and for the year ended December 31, 2024, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a vertically integrated specialty finance lender and taxi fleet operator with operations primarily focused in the New York City taxi medallion market. We are focused on acquiring, restructuring and owning New York City taxi medallions and medallion loans collateralized by New York City taxi medallions, as well as redeploying such medallions over time into the New York City taxi medallion lending and fleet operations market. Our core philosophy has been to work with key stakeholders in the New York City taxi industry to help facilitate an industry-wide restructuring of historical medallion lending practices and to standardize a key piece of the New York City mobility infrastructure. Our goal is to achieve superior risk adjusted returns for our shareholders by maintaining a focus on capital preservation, current revenues and capital appreciation. Accordingly, we regularly explore potential complementary business opportunities, including potential mergers and acquisitions. We will continue to act in a manner consistent with maximizing the underlying value of a medallion and improving the health of the taxicab industry.

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

We believe we are the largest New York City taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,659 New York City taxi medallions as of September 30, 2025. In addition to our ownership of medallion loans, we believe we are also the largest owner of New York City taxi medallions, with 2,123 Owned Medallions as of September 30, 2025. Further, as of September 30, 2025, we have a managed taxi fleet of approximately 642 vehicles and 706 active drivers.

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

Financial Overview

For the three and nine months ended September 30, 2025, we generated total revenues of $12.0 million and $34.3 million, respectively, and $5.4 million and $16.0 million for the three and nine months ended September 30, 2024, respectively. Income (loss) from operations for the three and nine months ended September 30, 2025 was ($1.2) million and $1.4 million, respectively, and $1.8 million and $5.0 million for the three and nine months ended September 30, 2024, respectively. Other (expense) income for the three and nine months ended September 30, 2025 was $1.6 million and ($2.8) million, respectively, and $7.2 million and $8.5 million for the three and nine months ended September 30, 2024, respectively. Net income (loss) for the three and nine months ended September 30, 2025 was ($1.3) million and ($52.3) million, respectively, and $9.0 million and $13.5 million for the three and nine months ended September 30, 2024, respectively.

Through September 30, 2025, we have received approximately $44.9 million of revenue from certain loans subject to the Medallion Relief Program+ established in March 2022 (“MRP+”), of which 30% related to payments made from a New York City-funded deficiency credit support mechanism (the "Reserve Fund"). As of September 30, 2025, we had loans held for investment, at fair value of $258.0 million. For the nine months ended September 30, 2025 and 2024, we had gross collections of $24.2 million and $27.6 million, respectively, where 33% and 41% of such collections were related to payments made on account of restructurings or resolutions of medallion loans. Gross collections decreased by approximately 13% during the nine months ended September 30, 2025, as compared to the same period in the prior year and was primarily attributable to a decrease in restructurings of Non-MRP+ large borrowers, compared to the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, we realized a year-over-year increase of $0.04 million in regular monthly payments. Non-MRP+ large borrower payments increased by $1.16 million due to restructuring efforts that improved performance in the Non MRP+ NYC cohort, while MRP+ payments decreased by $1.1 million as a result of borrower payoffs and foreclosure of defaulted medallions. Regular monthly collections remained steady at $16.2 million. The 13% decrease in gross collections during the nine months ended September 30, 2025, compared to the same period in the prior year, was primarily attributable to reduced restructuring activity among Non-MRP+ borrowers.

With respect to delinquencies, as of September 30, 2025 and 2024, the percentage of New York City loans by medallion count in default were 26% and 33%, respectively. The decrease in delinquencies at September 30, 2025 was largely due to the continued foreclosure of non-accruing loans during the nine months ended September 30, 2025, as well as newly originated medallion loans.

For the three and nine months ended September 30, 2025, we completed restructurings of loans collateralized by 84 and 154 New York City medallions, respectively. In comparison, during the three and nine months ended September 30, 2024, we completed restructuring of loans collateralized by 18 and 100 New York City medallions, respectively. The decrease in restructurings period over period was due to a reduction in the number of New York City non-performing loans requiring restructuring.

For the three and nine months ended September 30, 2025, we foreclosed on 19 and 62 medallions, respectively, and 40 and 239 medallions for the three and nine months ended September 30, 2024, respectively. The decrease in the pace of foreclosures was due to the reduced size of the non-accruing loan pool as we have foreclosed on a significant portion of the pool's non-accruing loans. During the nine months ended September 30, 2024, four large borrowers accounted for 182 of the 239 foreclosed medallions, which lead to a significant decline period-over-period.

Key Factors Affecting Operating Results

Our performance and future success depends on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

Our balance sheet consists substantially of taxi medallions and loans secured by taxicab medallions, which historically have been associated with higher than average delinquency rates and defaults, as substantially all of these loans were acquired after they had defaulted. As of September 30, 2025, we held $321.4 million in aggregate principal of New York City taxicab medallion loans, of which approximately 17% of Non-MRP+ loans by medallion count were in default, compared to 65% as of December 31, 2024. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default, we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market, then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. Our taxi medallions are reported at cost and evaluated for impairment. As of September 30, 2025, we held an aggregate of 2,293 taxicab medallions with a carrying value of $356.5 million, compared to 2,210 taxicab medallions with a carrying value of $345.4 million as of December 31, 2024. The value of our taxicab medallion and loan portfolio, and the taxi industry in general, is susceptible to risk of loss resulting from, including but not limited to, changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion. Our business is heavily concentrated in medallion collateralized lending and owned medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism, as well as those that affect the City of New York. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of our taxicab medallions. In addition, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion collateralized loan, which could impact the value of our owned medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

MRP+

As of September 30, 2025, 37% of our current medallion loans based on the number of New York City taxi medallions that are either collateral to medallion loans or that we own, have participated in the MRP+, which is a program pursuant to which deficiency support can be imposed on the principal balance of a medallion loan meeting certain criteria that was established to benefit participating New York City taxi medallion loan lenders by providing municipal credit support in the event of defaults by eligible and participating taxi medallion owners. As part of this initiative, the Reserve Fund was established in 2022. Initially funded with $49 million, the City of New York’s obligations to replenish the Reserve Fund are subject to and dependent upon appropriations being made from time to time by the New York City Council for such purpose. Any funding in excess of the initial $49 million is not legally required and is not committed by the City of New York. Further, such excess funding is subject to future appropriations by the New York City Council. The initial funding amount may fall short and, until the program is closed and all participants and statistics are quantified, we are unable to estimate how long the initial $49 million grant will last. The Reserve Fund balance was approximately $32 million and $37 million as of September 30, 2025 and December 31, 2024, respectively.

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

As the impact of interest rates has generally not been material to our historical operating results, we have not entered into any interest rate swaps or other hedging transactions to mitigate such risks. However, we may do so in the future if interest rates increase and our exposure to interest rates becomes more significant. Furthermore, with respect to our assets that are not MRP+ loans, which consist of New York City Non-MRP+ loans, approximately 17% of which are in default as of September 30, 2025, we believe that we are able to mitigate the impact from any rising interest rates as we are generally able to pass on such increased interest rate costs to the borrowers. For example, with respect to such assets, we generally expect to either refinance the defaulted loans into new medallion loans or restructure the existing loans with new loan terms, in each case at a rate that would reflect the then current market interest rate. As a result, we believe that we have the flexibility to adjust our interest rate exposure with respect to some of our asset portfolio.

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

Operating Expenses

Our operating expenses primarily comprise of: (i) service fee expenses, consisting of fees paid to our third-party servicer, Field Point Servicing, LLC (“Field Point”), for servicing our medallion loans; (ii) professional fees, consisting of fees for third-party professional services, including consulting, legal, accounting and lobbying; (iii) depreciation expense; (iv) management fee expenses, consisting of fees charged by the Manager under the MSA for ongoing management services; (v) general and administrative fees, consisting of certain fees for third-party professional services, medallion administration costs, taxi vehicle insurance and other vehicle related costs, and other general and administrative expenses; and (vi) fleet servicing fees, consisting of net expenses incurred as a result of the Consulting Agreement.

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

On April 7, 2025, we consummated the Business Combination, resulting in a non-taxable transaction in accordance with Section 351 of the Internal Revenue Code of 1986, as amended. A portion of the non-corporate members of the DePalma Companies of approximately 83.7% contributed their ownership of the DePalma Companies in exchange for common stock of the Company. Following the Business Combination, we, a corporation, hold an 83.7% ownership interest in the DePalma Companies partnerships. In accordance with ASC 740, we are required to record deferred income taxes related to the difference between the tax basis received and the book basis in our 83.7% ownership interest in the DePalma Companies partnerships. The difference between the tax basis and the book basis in both partnerships was primarily driven by temporary differences within the DePalma Companies partnerships arising from specific assets and liabilities. The temporary differences generated prior to the transaction related to both taxi medallion amortization and unrealized gains and losses on loans held for investment. These items, along with others resulting during the periods presented, resulted in a net deferred tax liability and provision for incomes taxes of $51.0 million during the nine months ended September 30, 2025. Prior to the Business Combination, the DePalma Companies, were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no provision for income taxes recorded in the historical financial statements prior to the Business Combination.

The Company, along with its wholly owned subsidiary, MAC, will file consolidated tax returns for US federal, New York State, and New York City jurisdictions. The filings will include our newly acquired 83.7% interest in the DePalma Companies.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Interest income	$3,545	$4,122	$9,859	$11,334
Lease revenue	6,940	-	12,125	-
Lease revenue from deposit liability	-	-	8,043	-
Other revenue	1,478	1,319	4,282	4,660
Total revenue	11,963	5,441	34,309	15,994

Operating expenses:
Professional fees	1,507	1,789	7,895	5,667
General and administrative	5,641	142	11,408	349
Fleet servicing fees, net	1,880	-	4,162	-
Service fee expense	1,375	1,200	3,625	3,600
Management fee expense - related party	2,023	-	3,706	-
Depreciation expense	778	463	2,088	1,388
Total operating expenses	13,204	3,594	32,884	11,004
Income (loss) from operations	(1,241)	1,847	1,425	4,990

Other (expense) income:
Gains (losses) on loans held for investment, net	1,312	7,126	(3,355)	8,418
WAV grant income	296	-	450	-
Gains from disposal of medallions	22	49	88	103
Change in fair value of warrant liability	4	-	45	-
Total other (expense) income	1,634	7,175	(2,772)	8,521

Income (loss) before provision for income taxes	393	9,022	(1,347)	13,511
Provision for income taxes	(1,686)	-	(50,969)	-
Net income (loss)	$(1,293)	$9,022	$(52,316)	$13,511
Net income (loss) attributable to non-controlling interest	440	-	1,095	-
Net income (loss) attributable to MCC	$(1,733)	$9,022	$(53,411)	$13,511

The following discussion and analysis is for the three and nine months ended September 30, 2025, compared to the same period in 2024.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Revenue:
Interest income	$3,545	$4,122	(14)%	$9,859	$11,334	(13)%
Lease revenue	6,940	-	—%	12,125	-	—%
Lease revenue from deposit liability	-	-	—%	8,043	-	—%
Other revenue	1,478	1,319	12%	4,282	4,660	(8)%
Total revenue	$11,963	$5,441	120%	$34,309	$15,994	115%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Interest income decreased by $0.6 million, or 14%. This decrease was due to a $0.3 million decrease that was driven by lower interest income on cash balances due to lower cash balances and a decrease of $0.6 million in interest from MRP+ loans due to lower outstanding principal, partially offset by a $0.3 million increase in interest from Non-MRP+ loans due to loan restructurings that increased loan performance.

Lease revenue increased by $6.9 million. This increase was due to the recognition of Septuagint lease revenues during the period presented.

Other revenue increased by $0.2 million, or 12%. This increase was due to higher payments received from the Reserve Fund resulting from a higher amount of MRP+ loans in default during the three months ended September 30, 2025.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Interest income decreased by $1.5 million, or 13%. This decrease was due to a $0.8 million decrease that was driven by lower interest income on cash due to lower cash balances, and a decrease of $1.1 million in interest from MRP+ loans due to lower outstanding principal, partially offset by a $0.4 million increase in interest from Non-MRP+ loans due to loan restructurings that increased loan performance.

Lease revenue increased by $12.1 million. This increase was due to the Septuagint Acquisition and recognition of Septuagint lease revenues during the period presented.

Lease revenue from deposit liability income increased by $8.0 million. This increase was due to the Septuagint Acquisition and derecognition of the existing deposit liability relating to former lease contracts with Septuagint prior to the Septuagint Acquisition. This is a non-recurring item.

Other revenue decreased by $0.4 million, or 8%. This decrease was due to lower payments received from the Reserve Fund resulting from a lower amount of MRP+ loans in default during the nine months ended September 30, 2025.

Professional Fees

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Professional fees	$1,507	$1,789	(16)%	$7,895	$5,667	39%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Professional fees decreased by $0.3 million, or 16%. This decrease was due to a decrease in legal and consulting fees.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Professional fees increased by $2.2 million, or 39%. This increase was due primarily to professional advisor costs related to the closing of the Business Combination and public company expenses.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
General and administrative	$5,641	$142	3,873%	$11,408	$349	3,169%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

General and administrative expenses increased $5.5 million, or 3,873%, This increase was comprised of $4.7 million due to the consolidation of Septuagint operating costs, most notably including vehicle insurance and other fleet operating costs. The remainder of the increase was primarily due to public company costs including printing fees and director and officer insurance policies as a result of the Business Combination.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

General and administrative expenses increased $11.1 million, or 3,169%, This increase was comprised of $7.1 million due to the Septuagint Acquisition and consolidation of Septuagint operating costs, most notably including vehicle insurance and other fleet operating costs. The remainder of the increase was primarily due to public company costs including printing fees and director and officer insurance policies as a result of the Business Combination.

Fleet Servicing Fees, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Fleet servicing fees, net	$1,880	$-	—%	$4,162	$-	—%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Fleet servicing fees increased by $1.9 million. This increase was due to our entry into the fleet servicing Consulting Agreement, which commenced on November 15, 2024.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Fleet servicing fees increased by $4.2 million. This increase was due to our entry into the fleet servicing Consulting Agreement, which commenced on November 15, 2024.

Service Fee Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Service fee expense	$1,375	$1,200	15%	$3,625	$3,600	1%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Service fee expense increased by $0.2 million, or 15%. This increase was primarily due to timing of reimbursable pass-through costs (actual costs incurred by our service provided on our behalf, without markup).

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Service fee expense decreased by $0.03 million, or 1%. This decrease was primarily due to timing of reimbursable pass-through costs (actual costs incurred by our service provided on our behalf, without markup).

Management Fee Expense - Related Party

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Management fee expense - related party	$2,023	$-	—%	$3,706	$-	—%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Management fee expense - related party increased by $2.0 million. This increase was due to the execution of the MSA upon the closing of the Business Combination.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Management fee expense - related party increased by $3.7 million. This increase was due to the execution of the MSA upon the closing of the Business Combination.

Depreciation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Depreciation expense	$778	$463	68%	$2,088	$1,388	50%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Depreciation expense increased by $0.3 million, or 68%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Depreciation expense increased by $0.7 million, or 50%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

(Losses) Gains on Loan Held for Investment, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
(Losses) gains on loans held for investment, net	$1,312	$7,126	(82)%	$(3,355)	$8,418	(140)%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Gains on loans held for investment decreased by $5.8 million, or 82%. Of this decrease, $3.4 million was due to a markdown in the value of the underlying collateral for loans on Chicago medallions due to lower observed medallion transfer prices, $1.4 million was due to a smaller change in the fair value of MRP+ loans, and $1.1 million was due to principal written off in restructurings.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Losses on loans held for investment increased by $11.8 million, or 140%. Of this increase, $7.6 million was due to a markdown in the value of the underlying collateral for loans on Chicago medallions, of which $4.8 million was from a markdown in the value of mortgage collateral and $2.8 million was due to lower observed medallion transfer prices.The remaining $4.3 million of the increase was from Non-MRP+ loan principal write off in restructurings.

WAV Grant Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
WAV grant income	$296	$-	—%	$450	$-	—%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

WAV grant income increased by $0.3 million. This increase was due to the recognition of income from the quarterly WAV grant incentive that we receive as a result of consolidating Septuagint’s operations.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

WAV grant income increased by $0.5 million. This increase was due to the Septuagint Acquisition and the recognition of income from the quarterly WAV grant incentive.

Gains from Disposal of Medallions

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Gains from disposal of medallions	$22	$49	(55)%	$88	$103	(15)%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Gains from disposal of medallions increased insignificantly relative to the total carrying value of our medallions. This increase was due to the disposal of taxi medallions through sale or settlement transactions.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Gains from disposal of medallions increased insignificantly relative to the total carrying value of our medallions. This increase was due to the disposal of taxi medallions through sale or settlement transactions.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Change in fair value of warrant liability	$4	$-	—%	$45	$-	—%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

We did not have any warrants outstanding in 2024, so the change in fair value of warrant liability increased insignificantly. The increase was due to the resulting change in fair value of the liability classified warrants that were assumed from MAC in the Business Combination.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

We did not have any warrants outstanding in 2024, so the change in fair value of warrant liability increased by $0.05 million. The increase was due to the resulting change in fair value of the liability classified warrants that were assumed from MAC in the Business Combination.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Provision for income taxes	$(1,686)	$-	—%	$(50,969)	$-	—%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Provision for income taxes increased by $1.7 million. This increase was due to the recognition of corporate income taxes subsequent to the Business Combination. Prior to the Business Combination, the DePalma Companies were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no provision for income taxes recorded in the historical financial statements prior to the Business Combination.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Provision for income taxes increased by $51.0 million. This increase was due to the recognition of corporate deferred taxes, primarily as a result the acquisition of approximately 83.7% of the DePalma Companies in the Business Combination. Prior to the Business Combination, the DePalma Companies were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no provision for income taxes recorded in the historical financial statements prior to the Business Combination.

Segment Results of Operations

We operate our business as two operating and reportable segments: specialty finance and fleet operations. For additional information about our segments, see Note 12 in the section entitled “Segment Information” as referred to in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

The following tables summarizes our segment results of operations for the three and nine months ended September 30, 2025 and 2024:

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Specialty finance	$4,857	$5,135	(5)%	$13,606	$14,957	(9)%
Fleet operations	7,066	-	—%	20,425	-	—%
All other	40	306	(87)%	278	1,037	(73)%
Total revenue	$11,963	$5,441	120%	$34,309	$15,994	115%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Specialty finance revenue decreased by $0.3 million, or 5%. This decrease was due to a decrease of $0.6 million in interest from MRP+ loans due to lower outstanding principal, partially offset by a $0.3 million increase in interest from Non-MRP+ loans due to loan restructurings that increased loan performance and higher payments received from the Reserve Fund resulting from an increase in MRP+ loans in default during the three months ended September 30, 2025.

Fleet operations revenue increased by $7.1 million. This increase was due to a $7 million increase due to the recognition of lease revenues as a result of the Septuagint Acquisition.

All other revenue decreased by $0.3 million, or 87%. This decrease was primarily due to a decrease in interest income received on cash balances during the period.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Specialty finance revenue decreased by $1.4 million, or 9%. This decrease was primarily due to a decrease of $1.1 million in interest from MRP+ loans due to lower outstanding principal, a decrease of $0.6 million in other revenue due lower payments received from the Reserve Fund resulting from a decrease in MRP+ loans in default during the nine months ended September 30, 2025, partially offset by a $0.3 million increase in interest from Non-MRP+ loans due to loan restructurings that increased loan performance.

Fleet operations revenue increased by $20.4 million. This increase was primarily comprised of $8.0 million due to the derecognition of the deposit liability, and $12.1 million was due to an the recognition of lease revenues, each as a result of the Septuagint Acquisition. The derecognition of the deposit liability is a non-recurring item.

All other revenue decreased by $0.8 million, or 73%. This decrease was due to a decrease in interest income received on cash balances during the nine months ended September 30, 2025.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Specialty finance	$1,790	$1,200	49%	$4,504	$3,600	25%
Fleet operations	7,428	1,483	401%	15,028	3,207	369%
All other	3,986	911	338%	13,352	4,197	218%
Total operating expenses	$13,204	$3,594	267%	$32,884	$11,004	199%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Specialty finance operating expenses increased by $0.6 million, or 49%. This increase was due to higher fees from our loan servicer, Field Point, during the three months ended September 30, 2025.

Fleet operations operating expenses increased by $6.0 million, or 401%. This increase was primarily comprised of $4.7 million due to the consolidation of Septuagint’s fleet operating costs, $1.8 million due to costs related to the Consulting Agreement that commenced in November 2024, and $0.3 million due to an increase in depreciation expense, partially offset by a $0.9 million decrease in professional fees.

All other operating expenses increased by $3.1 million, or 338%. This increase was due to costs related to the closing of the Business Combination, public company expenses, and the execution of the MSA, which became effective upon the closing of the Business Combination.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Specialty finance operating expenses increased by $0.9 million, or 25%. This increase was due to an increase in professional fees of $0.9 million.

Fleet operations operating expenses increased by $11.8 million, or 369%. This increase was primarily comprised of $7.1 million due to the Septuagint Acquisition and consolidation of Septuagint’s fleet operating costs, $4.2 million due to costs incurred in the Consulting Agreement that commenced in November 2024, and $0.7 million due to an increase in depreciation expense.

All other operating expenses increased by $9.2 million, or 218%. This increase was due to costs related to the closing of the Business Combination, public company expenses, and the execution of the MSA, which became effective upon the closing of the Business Combination.

Net (Loss) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Specialty finance	$6,501	$11,061	(41)%	$(24,963)	$19,775	(226)%
Fleet operations	1,540	(1,434)	(207)%	(11,827)	(3,104)	281%
All other	(9,334)	(605)	1,443%	(15,526)	(3,160)	391%
Net (loss) income	$(1,293)	$9,022	(114)%	$(52,316)	$13,511	(487)%

Three Months Ended September 30, 2025, Compared with the Same Period in 2024

Specialty finance net income decreased by $4.6 million, or 41%. This decrease was primarily due to a decrease in gains on loans held for investment during the three months ended September 30, 2025 of $5.8 million, and an increase in operating expenses of $0.6 million, partially offset by an increase income tax benefit of $2.1 million.

Fleet operations net income increased by $3.0 million, or 207%. This increase was primarily due to an income tax benefit of $1.6 million, as well as a net increase of $1.1 million due to the consolidation of Septuagint’s operations.

All other net loss increased by $8.7 million, or 1,443%. This increase was primarily due to an increase in provision for income taxes of $5.4 million, as well as an increase in costs of $3.1 million related to the closing of the Business Combination, public company expenses, and the execution of the MSA which became effective upon the closing of the Business Combination.

Nine Months Ended September 30, 2025, Compared with the Same Period in 2024

Specialty finance net loss increased by $44.7 million, or 226%.This increase was primarily due to an increase in provision for income taxes of $30.7 million as a result of the Business Combination, an increase in losses on loans held for investment of $11.7 million, a decrease in interest income and other revenues of $1.4 million, and an increase in professional fees of $0.9 million.

Fleet operations net loss increased by $8.7 million, or 281%. This increase was primarily due to an increase in provision for income taxes of $17.7 million as a result of the Business Combination, partially offset by an $8.0 million increase in lease revenue due to the derecognition of the deposit liability, which is a non-recurring item.

All other net loss increased by $12.4 million, or 391%. This increase was primarily due to an increase in provision for income taxes of $2.5 million as a result of the Business Combination, an increase costs related to the closing of the Business Combination and public company expenses of $5.5 million, the execution of the MSA which resulted in a management fee expense of $3.7 million, and a decrease in interest income of $0.8 million.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2025, and December 31, 2024, we had available cash and cash equivalents of $10.6 million and $35.2 million, respectively, available to fund our operations. The decrease of $24.6 million was primarily due to the payment of certain non-recurring MAC transaction costs of $11.6 million paid at closing of the Business Combination, investments in taxi vehicles of $20.7 million, as well as other costs incurred in connection with the closing of the Business Combination and public company costs. This decrease was partially offset by loan repayments of $7.9 million.

The taxi industry is competitive and there are uncertainties around our cash flows, including those from our loan portfolio. We compete with other established fleets, technology enabled ride sharing apps, and public transit among other competitors.

Based on our current expectations, we believe that our existing cash and cash equivalents, together with cash provided by operating activities, will be sufficient to fund our working capital requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net cash (used in) provided by operating activities	$(1,147)	$9,866	$(11,013)	(112)%
Net cash used in investing activities	(11,778)	8,461	(20,239)	(239)%
Net cash used in financing activities	(11,677)	(15,000)	3,323	(22)%
Net decrease in cash and cash equivalents	(24,602)	3,327	(27,929)	(839)%
Cash and cash equivalents, at beginning of period	35,173	36,228	(1,055)	(3)%
Cash and cash equivalents, at end of period	10,571	39,555	(28,984)	(73)%

Operating Activities

The decrease to net cash provided by operating activities was $11.0 million, or 112%. This decrease was primarily a result of the Septuagint acquisition and consolidation of Septuagint’s fleet operating costs, including the derecognition of the existing $8.0 million deposit liability relating to former lease contracts with Septuagint prior to the Septuagint Acquisition, as well as an increase in fleet servicing fees incurred in cash of $3.3 million.

Investing Activities

The decrease to net cash used in investing activities was $20.2 million, or 239%. This decrease was primarily due to the purchases of taxi vehicles during the period of $20.7 million.

Financing Activities

The decrease to net cash used in financing activities was $3.3 million. This decrease was due to the repayment of $3.7 million of MAC promissory notes that were outstanding at closing of the Business Combination, as well as the payment of MAC’s deferred underwriting fees, legal costs and other transaction costs incurred in connection with the Business Combination of $8.0 million. These are non-recurring costs. This decrease was partially offset by capital distributions made to the DePalma Companies’ equityholders during the nine months ended September 30, 2025 in the amount of $15 million.

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

As of September 30, 2025, we have no long-term commitments other than those pursuant to our operating lease arrangements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. To the extent that there are differences between our estimates and actual results, future financial statement presentation, financial condition, results of operations, and our cash flows will be affected.

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

We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. For a description of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies,” of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Loans Held for Investment, at Fair Value

Our loans held for investment are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. We account for our loans held for investment using the fair value option and by applying the fair value principles of ASC 820, Fair Value Measurement. Our loans held for investment are determined to be Level 3 measurements pursuant to the fair value hierarchy as the valuation requires inputs that are significant and unobservable. Our MRP+ loan portfolio is primarily performing and valued by using a discount rate to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, we consider the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program. Our Non-MRP+ loan portfolio is primarily nonperforming and valued at the lesser of unpaid principal balance and the medallion or other collateral value attached to the loan, less a discount applied to the collateral value to estimate costs associated with taking ownership of the collateral. The most significant inputs in determining the medallion collateral value include our recent medallion sale prices, the amount backstopped by the City of New York under the MRP+, and certain market prices reported by the TLC. As of September 30, 2025, our New York City medallion collateral value was determined to be $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000.

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

We evaluate our taxi medallions as a single unit of accounting for purposes of testing for impairment, as taxi medallions are homogeneous assets, which are interchangeable and have identical characteristics. In our evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions, notably including the determination of anticipated impacts of changes in regulatory and macroeconomic factors impacting our industry, as well as the use of limited readily available market information of third party medallion transfers, including those reported by the TLC. No impairment losses were recognized for the three and nine months ended September 30, 2025 and 2024.

Recent Accounting Pronouncements

See Note 2 in the section entitled “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” as referred to in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion about accounting pronouncements recently issued not yet adopted.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have in the past, and may in the future, be unable to comply with the listing standards of OTCQX. If we fail to comply with the listing standards in the future, our Common Stock may be delisted. Delisting could adversely affect the liquidity of our common stock, and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate would be substantially impaired.

The Company’s common stock is currently traded on the OTCQX which has minimum requirements that a company must meet in order to remain listed. For example, these requirements include maintaining compliance with Section 1.1(G) of the OTCQX Rules for U.S. Companies requiring a 10% public float for continued eligibility on the OTCQX (the “Float Rule”). Following the closing date of our business combination on April 7, 2025, we had ninety (90) days from such date, or July 6, 2025, to comply with Section the Float Rule. On July 3, 2025, we requested from OTCQX an additional ninety (90) day extension to comply with the Float Rule. OTCQX granted our extension on July 9, 2025, and we came into compliance with the Float Rule prior to the extended deadline on October 10, 2025. As of the date of this Quarterly Report, our Common Stock is in compliance with the Float Rule, although we cannot make any assurances that the Company will be able to comply with this requirement, or other qualitative and quantitative requirements, for continued quotation of its Common Stock on the OTCQX.

In addition, on June 18, 2025, OTCQX notified us that the bid price for our Warrants had closed below $0.10 for more than 30 consecutive calendar days, and thus the Company no longer met the minimum bid requirement for continued qualification for the OTCQX International Tier as per Section 2.1(a) of the OTCQX Rules for U.S. Companies (the “Minimum Bid Rule”). However, on September 3, 2025, our Warrants regained compliance with the Minimum Bid Rule and remain in compliance with the Minimum Bid Rule as of the date of this Quarterly Report.

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

We currently operate a taxi fleet and intend to expand the size of our fleet. To expand our taxi fleet, the Company intends to purchase additional vehicles. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the tariff on imports from foreign countries could adversely affect our business, including an increase to the cost of vehicles the Company intends to purchase in the future and supply chain disruptions that limit our ability to purchase vehicles and the required component parts to convert vehicles into taxicabs. The extent and duration of any tariffs or related market disruptions are impossible to predict, but could be substantial and may also have the effect of heightening other risks listed in our Annual Report on Form 10-K and this Quarterly Report, which could materially adversely affect our business, profitability and financial condition.

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

Marblegate Capital Corporation

Date: November 12, 2025	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Director (principal executive officer)

Date: November 12, 2025	By:	/s/ Michael Hutchby
	Name:	Michael Hutchby
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)