Form 10-K
period 2025-12-31
Marblegate Capital Corp
filed 2026-03-26
CIK 1965052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-56734

MARBLEGATE CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

h

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11.6 million.

The registrant’s shares of common stock and warrants each trade over-the-counter on OTCQX® Best Market tier operated on the OTC Markets under the trading symbols “MGTE” and “MGTEW”, respectively.

As of March 18, 2026, there were 73,914,402 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. These forward-looking statements are subject to numerous risks, including, without limitation, the following (capitalized terms used but not defined in this section have the meanings set forth in “Item 1. Business” below):

•
risks related to concentration of our business in the NYC taxi medallion market, including medallion values, credit performance, and the liquidity of our loan portfolio and medallion assets;
•
risks related to fleet scaling, vehicle costs, driver retention, and the operational performance of Signal Taxi;
•
risks related to our indebtedness, including compliance with financial covenants under our Credit Facility and Term Loan, interest rate exposure, and our ability to maintain required hedging arrangements;
•
risks related to the MRP+ program, including the adequacy and continuation of Reserve Fund appropriations by the City of New York;
•
risks related to competition in urban mobility, including from ride-sharing platforms, autonomous vehicles, and other transportation alternatives;
•
risks related to changes in regulation of the NYC taxi industry, including TLC requirements, WAV mandates, and the CBD Tolling Program;
•
risks related to cybersecurity threats, data privacy, and litigation;
•
risks related to our externalized management structure, including our dependence on MAM as Manager and Field Point as Loan Servicer;
•
risks related to the limited trading history and liquidity of our securities on the OTCQX;
•
risks related to our corporate and tax structure, including the deferred tax liability recognized in connection with the Business Combination and potential volatility in our effective tax rate; and
•
other factors detailed in this Annual Report, including those described in the section entitled “Risk Factors.”

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

You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

i

PART I

ITEM 1. BUSINESS.

Our Company

Marblegate Capital Corporation (collectively, with its subsidiaries, the “Company,” “MCC,” “we,” “our,” or “us”) is a fully integrated operating platform combining fleet operations and medallion-backed specialty finance, with operations focused in the New York City (“NYC”) regulated mobility market. Our business is centered on the NYC taxi medallion—a scarce, municipally regulated license that is the sole authorization to operate a vehicle for street-hail service in the City of New York—which we view as a critical piece of NYC’s mobility infrastructure. We are the largest combined lender to, and owner of, NYC taxi medallions and operate the largest taxi fleet in New York City, based on active vehicle data reported by the New York City Taxi and Limousine Commission (the “TLC”), through our indirect wholly owned subsidiary, Septuagint Solutions LLC d/b/a Signal Taxi (“Signal Taxi”).

Our business model is organized around two reportable segments that together participate in the full lifecycle of the NYC taxi medallion asset:

•
Specialty Finance: Owning and servicing a portfolio of loans primarily collateralized by NYC taxi medallions, generating interest income, restructuring fees, and capital gains from loan resolution activities. When loans default, the underlying medallion collateral may be foreclosed upon and transferred to our Fleet Operations segment;
•
Fleet Operations: Owning NYC taxi medallions as indefinite-lived intangible assets and operating a TLC-licensed street-hail fleet through Signal Taxi that deploys our owned medallions and vehicles to generate fleet revenue from licensed drivers. Our fleet also serves as a direct channel to identify prospective medallion purchasers from within our driver base, who may acquire medallions with seller financing—creating new loans that return to our Specialty Finance segment.

As of December 31, 2025, we owned a medallion loan portfolio collateralized by approximately 1,802 NYC taxi medallions, held approximately 2,147 owned medallions (“Owned Medallions”), and managed a combined fleet of approximately 917 vehicles, including approximately 799 vehicles operated directly by Signal Taxi and approximately 118 vehicles managed by an unrelated fleet operator under a consulting arrangement, and approximately 822 active drivers as of December 31, 2025. Our combined interest in approximately 3,949 medallions (through loans and ownership) represents approximately 29% of the 13,587 outstanding NYC taxi medallions, providing us with what we believe to be significant scale and market intelligence in the NYC regulated street-hail market.

We are a holding company. Substantially all of our assets are held by, and our businesses operate through, our majority-owned subsidiaries DePalma Acquisition I LLC (“DePalma I”) and DePalma Acquisition II LLC (“DePalma II,” and together with DePalma I, the “DePalma Companies”), and their subsidiaries, including Signal Taxi, as well as TML IV LLC (“TML IV”), a wholly owned subsidiary of MCC. TML IV was acquired in December 2025 in connection with our $120 million revolving credit facility with DZ Bank (the “Credit Facility”) and holds investments in NYC taxi medallions and medallion loans. In connection with the Credit Facility, DePalma I also established DePalma Financing SPV I LLC (the “SPV”), a bankruptcy-remote special purpose vehicle wholly owned by DePalma I, into which MRP+ loans are assigned as collateral under the Credit Facility. Our operations are managed by Marblegate Asset Management, LLC (the “Manager” or “MAM”) pursuant to a Management Services Agreement (the “MSA”) effective as of the closing of our business combination on April 7, 2025 (the “Business Combination”). In addition, Field Point Servicing, LLC (“Field Point”) serves as the third-party loan servicer for all of our medallion loans. We believe Field Point is the largest servicer of taxi medallion loans in the NYC market.

Our goal is to achieve superior risk-adjusted returns for our stockholders by maintaining a focus on capital preservation, current revenues and capital appreciation. Our core philosophy is to work with key stakeholders in NYC’s mobility ecosystem—including the City of New York, the TLC, and major driver organizations including the New York Taxi Workers Alliance (the “TWA”)—to facilitate an industry-wide restructuring of historical medallion lending practices, to position the taxi medallion as a stabilized income-producing asset, and to support the long-term role of regulated street-hail service as an essential and enduring component of New York City’s transportation network. Accordingly, we regularly explore complementary business opportunities, including potential mergers and acquisitions, that would allow us to further develop our position in the broader urban mobility landscape.

Business Combination Transaction

MCC was originally formed by Marblegate Acquisition Corporation (“MAC”), a special purpose acquisition company, on February 2, 2023, to serve as the surviving entity in a business combination with the DePalma Companies. On April 7, 2025 (the “Closing Date”), MAC consummated the Business Combination pursuant to a Business Combination Agreement dated February 14, 2023, as amended. In connection with the closing:

•
We and the DePalma Companies effected a series of reorganization transactions resulting in the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies.

•
MAC Merger Sub, Inc. merged with and into MAC, with MAC surviving as a wholly owned subsidiary of the Company, and each share of MAC’s common stock was cancelled and converted into shares of the Company’s common stock.

The aggregate merger consideration was based on a valuation of the participating funds’ interests in the DePalma Companies of approximately $629.5 million. Immediately after giving effect to the Business Combination, there were 73,914,402 shares of our common stock issued and outstanding. On April 10, 2025, our common stock and warrants began trading on the OTCQX Best Market under the symbols “MGTE” and “MGTEW,” respectively. The DePalma Companies were determined to be the accounting acquirer, and accordingly, their historical financial statements became the basis for our historical financial statements. For additional information, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

Separately, we acquired all outstanding equity interests in Signal Taxi, resulting in Signal Taxi becoming a wholly owned subsidiary of DePalma II on April 7, 2025.

Organizational Structure

The following describes the organizational structure of the Company and its principal subsidiaries as of December 31, 2025:

Public stockholders hold shares of common stock of MCC, the publicly traded parent holding company. MCC’s principal subsidiaries and their roles within our corporate structure are as follows:

DePalma I. DePalma I is a Delaware limited liability company and the primary entity through which we hold our medallion loan portfolio. MCC owns approximately 83.7% of DePalma I, with the remaining 16.3% continuing to be held by certain limited partners of DePalma I (the “noncontrolling interests”). DePalma I holds our MRP+ Loans and Non-MRP+ Loans, and is the entity that engages in loan resolution, restructuring, and enforcement activities. DePalma I is also the parent of the SPV.

The SPV. The SPV is a Delaware limited liability company and a bankruptcy-remote special purpose vehicle wholly owned by DePalma I. The SPV was formed in connection with our $120 million revolving Credit Facility with DZ Bank. MRP+ loans are assigned from DePalma I into the SPV, and the SPV’s assets—including the assigned MRP+ loans, underlying medallion collateral, related program rights, collection and lockbox accounts, and related agreements—serve as collateral for advances under the Credit Facility. The SPV structure is a standard asset-backed lending arrangement, with MCC and DePalma I providing performance guarantees, equity maintenance, and adjusted profitability requirements. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources” for additional information.

DePalma II. DePalma II is a Delaware limited liability company and the primary entity through which we hold our Owned Medallions and conduct fleet operations. MCC owns approximately 83.7% of DePalma II, with the remaining 16.3% held by noncontrolling interests. DePalma II’s assets include the 2,147 Owned Medallions, taxi vehicles, and certain Non-MRP+ Loans originated in connection with medallion disposals, which are held through a series of special purpose entities (the “Mini Corps”)—individual limited liability companies that each hold one or more medallions and/or vehicles. The Mini Corps structure is used for administrative and regulatory purposes in connection with TLC ownership and transfer requirements. DePalma II is also the parent of Signal Taxi.

Signal Taxi. Signal Taxi (f/k/a Septuagint) is a Delaware limited liability company and a wholly owned subsidiary of DePalma II (since the Signal Taxi Acquisition on April 7, 2025). Signal Taxi is a TLC-licensed medallion leasing agent and taxi fleet operating company that operates our regulated street-hail fleet in New York City. Signal Taxi leases vehicles and medallions to licensed drivers and generates fleet revenue, which is reported within our Fleet Operations segment. Prior to the Signal Taxi Acquisition, we held a non-controlling interest in Signal Taxi in a joint venture with a third-party and engaged in leasing of taxicabs and medallions to Signal Taxi for use in its fleet operations.

TML IV. TML IV is a Delaware limited liability company and a wholly owned subsidiary of MCC (not held through the DePalma Companies). TML IV was acquired on December 30, 2025 in connection with the Credit Facility and holds investments in NYC taxi medallions and medallion loans. TML IV was a bankruptcy-remote special purpose vehicle prior to acquisition and has been serviced by Field Point since its inception. The purchase consideration of approximately $15.8 million was financed from the proceeds of the initial advance under the Credit Facility. See Note 6 to our consolidated financial statements for additional information.

MAC. MAC is a Delaware corporation and a wholly owned subsidiary of MCC, surviving the merger consummated on April 7, 2025. MAC has no independent operations following the Business Combination.

Following the Business Combination, approximately 16.3% of the DePalma Companies continues to be owned by certain limited partners. These noncontrolling interests hold a pro rata economic interest in the DePalma Companies but do not have a direct ownership interest in MCC, TML IV, or the SPV. As of December 31, 2025, noncontrolling interests were $104.4 million on our consolidated balance sheet.

Our Segments

As of December 31, 2025, we had two operating and reportable segments: Specialty Finance and Fleet Operations. The Company also retains various other corporate expenses and activities that are not allocated to the reportable segments (“Other”). Together, these categories reflect how we participate in the economics of NYC’s regulated street-hail mobility market and manage the corporate overhead of operating as a public company.

Specialty Finance

Our Specialty Finance segment encompasses the ownership and servicing of taxi medallion loans to generate interest income and related revenues. This segment is the financial foundation of our mobility platform—the capital we deploy in lending provides recurring income and supports our ability to grow our fleet and develop future medallion sales channels.

Medallion Loan Portfolio. We own a portfolio of loans primarily collateralized by NYC taxi medallions, consisting of both MRP+ Loans (loans restructured under the City of New York’s Medallion Relief Program+, which benefit from a municipal credit support mechanism) and Non-MRP+ Loans (loans not participating in the MRP+ program, which are often further secured by personal guarantees and, in some cases, additional collateral such as real estate). As of December 31, 2025, our medallion loan portfolio had an aggregate fair value of $281.7 million. Interest income on our performing loan portfolio—principally MRP+ Loans carrying a fixed interest rate of 7.3% and a 25-year maturity—is the primary revenue driver for this segment.

Loan Resolution and Restructuring. Since our formation in 2018, we have restructured, resolved or reperformed loans collateralized by over 2,862 NYC taxi medallions. We resolve defaulted loans through restructuring, discounted payoffs, paydown and surrender arrangements, and foreclosure and loan enforcement litigation. We also generate revenue from restructuring fees, Reserve Fund (as described below) payments on delinquent MRP+ Loans, and settlements of litigation and bankruptcy proceedings.

For the year ended December 31, 2025, the Specialty Finance segment generated total revenue of $18.6 million, compared to $19.7 million for the prior year. The decrease was primarily attributable to lower MRP+ interest income resulting from a reduced outstanding principal balance, partially offset by increased interest from Non-MRP+ loans due to restructuring activity that improved loan performance.

Fleet Operations

Our Fleet Operations segment encompasses the ownership and deployment of our Owned Medallions and the operation of a TLC-licensed street-hail fleet through Signal Taxi. The fleet leases taxicab vehicles and medallions to licensed drivers to generate fleet revenue. We view our fleet as the operating layer of our mobility platform—it monetizes our Owned Medallions, provides recurring cash flow, builds a pipeline of drivers who may become future medallion purchasers, and creates a direct feedback loop with the street-hail market that informs our lending and asset management decisions.

Owned Medallions. As of December 31, 2025, we held approximately 2,147 Owned Medallions, the substantial majority of which were acquired through enforcement actions on defaulted loans. Owned Medallions are carried as indefinite-lived intangible assets and tested for impairment annually. Over time, we intend to sell medallions, potentially with seller financing, converting Owned Medallions into new performing medallion loans and increasing our interest income. We view our medallion ownership as both a store of value and a strategic asset that can be deployed flexibly—into our fleet to generate operating income, sold to owner-operators to generate capital gains and new loan originations, or held as we manage the orderly restructuring of the broader market.

Signal Taxi is a medallion leasing agent and taxi fleet operating company based in Long Island City, Queens, New York, licensed by the TLC as an agent/broker for managing NYC taxi medallions. As of December 31, 2025, Signal Taxi operated a fleet of approximately 799 vehicles utilizing our Owned Medallions, with approximately 822 active drivers as of December 31, 2025. An additional approximately 118 vehicles were managed by an unrelated fleet operator under our Consulting Agreement (see below), bringing the total managed fleet to approximately 917 vehicles as of December 31, 2025. For the years ended December 31, 2025 and 2024, Signal Taxi utilized 799 and 240 medallions, respectively.

During 2025, Signal Taxi grew its managed fleet from approximately 376 vehicles at December 31, 2024 to approximately 917 vehicles at December 31, 2025, an increase of approximately 144%. Signal Taxi’s wheelchair accessible vehicle (“WAV”) fleet expanded from approximately 190 vehicles to over 769 vehicles during the same period, representing growth of more than 305%. We believe Signal Taxi has become one of the largest contributors to citywide WAV accessibility gains.

Signal Taxi primarily generates revenue by leasing fully operational taxicabs (vehicle plus medallion) to licensed TLC drivers on a short-term, weekly basis. The Company collects all credit card fares, including tips and surcharges, through the point-of-sale system in each taxi. At the end of each week, the Company pays out to drivers the fares collected minus the weekly lease fee and applicable pass-through charges. We view each driver contract as having a single performance obligation—providing a fully operational taxicab—and recognize all fleet revenue in accordance with ASC 606, as the medallion (an intangible asset) is the predominant component of the combined lease and non-lease arrangement.

On November 15, 2024, we entered into a non-exclusive servicing agreement (the “Consulting Agreement”) with an unrelated third-party taxi fleet (the “Consultant”) to provide operational support and access to physical garage and office space for our fleet operations. The Consulting Agreement has an initial five-year term and covers vehicle servicing, insurance coordination, driver leasing support, and fleet management personnel. During Phase 1 (current), the Consultant may continue operating under its historical practices; during Phase 2 (not yet commenced), all new driver leases will use MCC’s vehicles and medallions with MCC named as lessor.

For the year ended December 31, 2025, the Fleet Operations segment generated total revenue of $29.7 million, which included $8.0 million from the one-time derecognition of a deposit liability representing vehicle lease payments received from Signal Taxi that had been deferred from recognition due to the collectability assessment of the underlying lease arrangements, as well as $0.4 million of other revenue. Upon the Signal Taxi Acquisition, a change in circumstance occurred and the deposit liability was derecognized (see Note 6). Excluding this non-recurring item, recurring fleet revenue was $21.3 million.

We plan to continue increasing the number of taxis deployed in our fleet as we attract new drivers, acquire new vehicles, and take ownership of additional medallions through foreclosures. We believe fleet growth will allow us to increase operating cash flows while developing a pipeline of drivers for the future sale of medallions, which could include related seller financing. The primary factors that have limited fleet growth to date include vehicle availability, driver availability at certain times of year, and the need to scale operations in a disciplined manner.

Other

The Company retains various corporate-level activities that are not allocated to the Specialty Finance or Fleet Operations reportable segments. The Other category primarily includes:

•
management fee expense paid to MAM under the MSA;
•
professional fees for legal, accounting, audit, consulting, lobbying, and other advisory services associated with operating as a public company;
•
general and administrative expenses at the corporate level, including directors’ and officers’ liability insurance, printing fees, and other public company costs;
•
interest income earned on our cash and cash equivalents; and
•
corporate-level income tax provisions, including the deferred tax liability recognized in connection with the Business Combination.

For the year ended December 31, 2025, the Other category generated revenue of $0.3 million (interest income on cash balances) and incurred operating expenses of $18.0 million, reflecting the first full year of public company costs following the Business Combination and the commencement of the MSA. The Other category recorded a net loss of $15.3 million for the year ended December 31, 2025, driven by management fees and public company costs, partially offset by the allocation of a portion of the $54.1 million deferred tax provision.

Our Market

The NYC Regulated Street-Hail Market

New York City’s street-hail transportation market is governed by one of the most established regulatory frameworks in urban mobility. The NYC taxi medallion is the sole authorized license to operate a vehicle for street-hail passenger service anywhere within the five boroughs of New York City. Only yellow taxis bearing a valid medallion are permitted to pick up street-hailing passengers. As of December 31, 2025, the total supply of taxi medallion licenses was capped by the TLC at 13,587—a fixed supply that has not been expanded in recent years and that the TLC has shown no indication of increasing.

We view the taxi medallion as a regulated mobility license with characteristics that distinguish it from a typical business permit. The medallion confers an exclusive right to participate in NYC’s street-hail market, is transferable, is subject to municipal oversight and quality standards, and is supported by a regulatory framework that encompasses fare regulation, driver standards, vehicle specifications, and, through the MRP+ program, a NYC-funded credit support mechanism. The medallion’s permanent regulatory scarcity, combined with the enduring demand for street-hail service in the most densely populated city in the United States, underpins our belief in the long-term value of this asset class.

The table below illustrates the average transfer price of a NYC taxi medallion based on transfers of medallions reported by the TLC:

Transfers of Medallions(1)(2)(3)
	2025	2024
Average	$106,860	$104,423
Maximum	175,000	200,000
Median	105,000	95,000
Minimum	81,667	30,000

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

While reported medallion transfer prices can vary significantly based on the type and circumstances of individual transactions, data from the TLC indicates that the NYC regulated street-hail market has experienced strengthening operational fundamentals, with active medallions, driver participation, and fleet utilization increasing steadily throughout 2024 and 2025. Monthly net increases in active taxis—particularly in the agent-operated segment—indicate that the regulated taxi market is in an expansion phase. We believe these trends reflect, in part, the success of the MRP+ program, the return of institutional capital to the market, and increased operational investment by fleet operators including Signal Taxi.

Competitive Landscape

NYC’s mobility market is one of the most competitive in the world. Yellow taxis operate alongside a range of transportation alternatives including ridesharing platforms (Uber, Lyft), for-hire vehicles (FHVs), public transit (the MTA subway and bus system), cycling infrastructure (Citi Bike), and emerging micromobility options. We believe that the taxi’s enduring competitive advantage lies in its exclusive right to street-hail service—a mode of transport that remains essential in Manhattan and other high-density areas where app-based alternatives can be slower, more expensive, or less convenient for spontaneous trips. The regulatory environment in NYC has also evolved in ways that support medallion values, including minimum pay standards for FHV drivers, FHV license caps, and most recently, proposed legislation that would require autonomous vehicles to hold a valid medallion.

We believe the most significant long-term competitive dynamic is the potential impact of autonomous vehicle (“AV”) technology. Several companies are developing autonomous rideshare technology, and commercialized AV fleets are already operating in other U.S. cities. In January 2025, the City of New York proposed legislation that would require any autonomous vehicle operated by a ridesharing company to hold a valid medallion and be operated by a human driver at all times. If enacted, such legislation could meaningfully increase the strategic value of the medallion license in an AV-enabled mobility environment. There can be no assurance, however, that such legislation will be passed.

Substantially all of our operations and assets are concentrated within the NYC medallion market. We have minor lending exposure to other medallion markets in cities across the United States, including Chicago and Philadelphia; however, as of December 31, 2025, markets outside of NYC accounted for a de minimis percentage of our total assets.

Medallion Lending

Our lending activities are focused on loans primarily collateralized by NYC taxi medallions. These loans take two principal forms:

MRP+ Loans: MRP+ Loans participate in the Medallion Relief Program+ (“MRP+”) established by the City of New York and the TLC. MRP+ Loans are nonrecourse loans typically secured by one or more medallions that do not carry a personal guarantee but benefit from credit support provided by the City of New York through the Reserve Fund (described below). As of December 31, 2025, our MRP+ Loan portfolio had an unpaid principal balance of approximately $192.5 million, collateralized by 1,318 medallions.

Non-MRP+ Loans: Non-MRP+ Loans are not subject to the MRP+ program and, in addition to being secured by one or more medallions, are in many cases further secured by personal guarantees of the borrowers, shareholders, or equity members and, in some cases, collateralized with additional assets such as real estate. A significant portion of our Non-MRP+ Loans are currently in default. As of December 31, 2025, our NYC Non-MRP+ Loan portfolio had an unpaid principal balance of approximately $168.6 million, collateralized by 484 medallions.

Since formation, substantially all of our medallion loans were acquired via bulk purchases of loan portfolios from prior lenders, many of whom were the originators or lead participants of such loans. In almost all cases, the vast majority of the loans we acquired were non-performing at the time of acquisition and were purchased at a meaningful discount to their unpaid principal balance. When a borrower defaults on a loan, we have the ability to enforce our rights as a lender under the applicable loan agreement through (i) restructuring the loan, (ii) repossessing or foreclosing upon the taxi medallion collateral, (iii) enforcing the underlying obligation against the borrower and/or any guarantor (in the case of Non-MRP+ Loans), or (iv) some other negotiated settlement. Due to the original acquisition prices for our loan portfolios, we have typically realized gains from each of these resolution scenarios.

MRP and MRP+

The City of New York has established programs to provide debt relief for eligible NYC taxi medallion owners, underscoring the City’s recognition of the medallion as a key piece of its mobility infrastructure. The original Medallion Relief Program (“MRP”) was announced in March 2021 and became effective in September 2021. In November 2021, the City reached an agreement with the TWA and MAM to supplement the MRP with a NYC-funded deficiency credit support mechanism (the “Reserve Fund”), resulting in the enhanced MRP+ program, which became effective during the fourth quarter of 2022.

We believe these programs are indicative of the City of New York’s view of the taxi medallion as an essential part of NYC’s transportation network. The City’s total appropriation of $115 million—comprising $65 million for upfront principal reduction grants of $30,000 per medallion to participating lenders and $50 million to fund the Reserve Fund—represents a meaningful public commitment to the stability of this regulated mobility asset.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more are reduced to an initial principal balance of $200,000, and further reduced to $170,000 per medallion after the $30,000 per medallion grant. Loans with a principal balance below $200,000 are reduced by $30,000 per medallion plus an additional 5% of the post-paydown balance. In no event does the principal balance exceed $170,000 per medallion after restructuring. All MRP+ Loans carry a maturity of 25 years, an annual interest rate of 7.3%, and fixed monthly payments on a fully amortizing basis.

As of December 31, 2025, we have restructured loans under the MRP+ representing approximately $229.8 million in post-restructured principal and 1,544 medallions. In connection with these restructurings, we forgave approximately $236.6 million in principal and received approximately $44.5 million in upfront principal reduction grants from the City of New York.

As of December 31, 2025, approximately 29% of our MRP+ Loans (based on medallion count) were delinquent. All delinquent loans outside their grace period had regular payments being made from the Reserve Fund. The deadline for new borrowers to participate in the MRP+ was June 30, 2023, and we do not expect substantially more borrowers to enter the program, except on a case-by-case basis as approved by the TLC. For the year ended December 31, 2025, all MRP+ Loans were actual loans that participated in the MRP+ program; we do not include forecasted MRP+ Loans in our MRP+ loan asset value.

Reserve Fund

The Reserve Fund was established through an agreement by the City of New York, the TLC and MAM in 2022 and is available to cover deficiencies and other items on all participating loans owned by participating lenders, including the Company. Key protections designed to preserve the Reserve Fund balance include: (i) aggregate debt service of participating loans limited to the initial fund balance equal to 1.1x annual debt service; (ii) access to cover unpaid scheduled debt service or deficiencies where foreclosure sale proceeds are insufficient; and (iii) upon disposition, satisfaction of deficiency claims so long as the debt service coverage ratio is at least 1.0x annual debt service.

The Reserve Fund includes a tiered replenishment mechanism. If the balance falls below 1.0x annual debt service, the Mayor of the City of New York may request an appropriation. If it falls below 0.5x, the City is required to seek an appropriation. If it falls below 0.25x, the MRP+ documents require immediate notification and a request for additional funding in the current fiscal year.

Important limitations: The Reserve Fund is not a guarantee of the City of New York to repay MRP+ Loans, nor is it our asset or pledged to us. The City’s agreement to replenish the Reserve Fund is not a debt of the City under the New York State Constitution or Local Finance Law, and the City has no obligation to pay principal of or interest on any MRP+ Loan. As of December 31, 2025, the Reserve Fund balance was approximately $30.2 million representing approximately 1.3x of the annual debt service.

Loan Portfolio

MRP+ Loans. As of December 31, 2025, we had approximately $192.5 million of unpaid principal balance of MRP+ Loans, collateralized by 1,318 NYC taxi medallions. These loans represent a significant portion of our regular monthly collections. Our MRP+ portfolio represented approximately 75.5% of the total MRP+ program by unpaid principal balance. The default rate of our MRP+ portfolio was 31.4% based on aggregate principal amount as of December 31, 2025. A portion of our MRP+ Loans have been assigned into the SPV as collateral under our Credit Facility; as of December 31, 2025, the outstanding principal balance of advances under the Credit Facility was approximately $25.0 million, the borrowing base, calculated as the sum of (i) 80% of the aggregate principal balance of eligible MRP+ loans assigned to the SPV and (ii) amounts on deposit in the collection account (net of accrued interest, fees and expenses), was approximately $39.8 million, resulting in approximately $14.8 million of additional borrowing capacity (calculated as (i) the lesser of (x) $120 million and (y) the borrowing base, minus (ii) the then-outstanding principal balance of advances under the Credit Facility).

Non-MRP+ Loans. As of December 31, 2025, we had approximately $168.6 million of unpaid principal balance of NYC Non-MRP+ Loans, collateralized by 484 NYC taxi medallions. A significant portion of these loans are currently in default and were at the time we acquired them. Many are to borrowers who own large numbers of medallions and maintain active fleet operations. Beginning in 2023, we and Field Point began active negotiations with substantially all delinquent borrowers whose loans are more than one year past maturity. Non-MRP+ Loans are expected to be resolved through restructuring, discounted payoff, paydown and surrender, or foreclosure and loan enforcement litigation.

The table below sets forth our loan resolution activity during the financial statement periods presented.

	2025	2024	Prior to 2024
Restructurings(1)	130	139	1,875
Discounted Payoffs	2	1	428
Paydown & Surrenders	23	16	248
(1)
Restructurings include both MRP+ Loans and Non-MRP+ Loans as well as instances where borrowers restructured their loans multiple times.

We believe we are the largest NYC taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,802 medallions as of December 31, 2025. Substantially all of the medallion loan portfolio was purchased from prior lenders. Additionally, as of December 31, 2025, we held approximately 2,147 Owned Medallions, most of which have been acquired through numerous foreclosures conducted under the Uniform Commercial Code (“UCC”) or through consensual resolutions with borrowers. Certain of those medallions have been deployed and are currently operating in our indirect wholly owned subsidiary Signal Taxi.

As of December 31, 2025, our NYC taxi medallion loan portfolio consisted of the following:

MRP+ Loans(1)(2)		Non-MRP+ Loans(3)
Unpaid Principal Balance(4)	Underlying Medallions	Unpaid Principal Balance(4)	Underlying Medallions
$192.5	1,318	$168.6	484
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
(4)
Unpaid Principal Balance is presented in millions and excludes loans no longer secured by medallions.

How Medallions Are Acquired

We acquired our taxi medallion loans and medallions through a series of bulk portfolio transactions comprised of (i) loans with medallions as collateral and (ii) unregistered foreclosed medallions. As part of the resolution process on defaulted loans where DePalma I is the lender, DePalma II ultimately acquires the collateralized medallions via assignment from DePalma I following DePalma I’s acquisition of such medallions through a method of UCC disposition. Prior to the TML acquisition, we had not purchased any additional medallions since our last bulk purchase transaction in February 2020. The three primary UCC disposition methods are public auction (including credit bidding), surrender, and private sale.

Registered and Unregistered Medallions. Our Owned Medallions include both “registered” medallions (for which the TLC ownership transfer process has been completed and DePalma II is the recognized owner) and “unregistered” medallions (for which DePalma II has acquired the legal right to ownership through a UCC disposition, but the formal TLC transfer process has not yet been completed). A prospective NYC taxi medallion owner must qualify under the ownership standards established and enforced by the TLC, which, among other criteria, prohibit individuals with criminal records from owning medallions, require that acquisition funds be derived from legitimate sources, and mandate vehicle and meter compliance with TLC specifications. The TLC transfer process can typically be completed in a single business day once documentation is assembled; however, outstanding items such as prior liens, taxes, fines, or summonses may cause delays. We continue to work through the TLC transfer process for our remaining unregistered medallions and believe we have the legal right to ownership of all such medallions.

Owned Medallions — Fleet and Leasing

As of December 31, 2025, we had approximately 2,147 Owned Medallions, acquired primarily through enforcement actions on defaulted medallion loans. We believe our ownership position makes us the largest single holder of regulated street-hail mobility licenses in NYC, providing significant strategic advantages in executing our business strategy and enabling us to sell medallions, potentially with seller financing, without the need for incremental capital.

Signal Taxi, our indirect wholly-owned subsidiary since April 7, 2025, operates as a medallion leasing agent and fleet operator licensed by the TLC. As of December 31, 2025, Signal Taxi operated a fleet of approximately 799 vehicles and 822 active drivers utilizing our Owned Medallions. Including approximately 118 vehicles managed under our Consulting Agreement, our total managed fleet was approximately 917 vehicles as of December 31, 2025.

We plan to continue increasing fleet deployments as we attract new drivers, acquire additional vehicles, and take ownership of more medallions through foreclosures. We believe fleet growth strengthens our mobility platform by increasing operating cash flows, deepening our real-time market intelligence on driver economics and passenger demand, and building a pipeline of drivers who may become future medallion purchasers. However, fleet expansion is subject to risks including vehicle and driver availability, seasonal fluctuations, the need to scale operations methodically, and our discretion regarding the pace of medallion deployment.

On November 15, 2024, we entered into a non-exclusive servicing agreement with an unrelated taxi fleet to provide operational support and access to physical garage and office space for our fleet operations. In the event that we are unable to scale Signal Taxi as desired, we may pursue other ventures with third parties to establish and grow fleet capabilities.

Competitive Strengths

We believe we are uniquely positioned at the intersection of specialty finance and urban mobility infrastructure due to the following competitive strengths:

Market Leadership in a Regulated Mobility Asset Class. We believe we are the largest combined lender to, and owner of, NYC taxi medallions, and we operate the largest taxi fleet in New York City based on active vehicle data reported by the TLC. Our combined interest of approximately 3,949 medallions (through loans and ownership) represents approximately 29% of the outstanding NYC taxi medallion supply, providing us with significant market intelligence and a unique perspective on the restructuring of this market.

Vertically Integrated Mobility Platform. Our model—encompassing lending, medallion ownership, and fleet operations—allows us to participate across the full lifecycle of the medallion asset. We earn interest income on our loan portfolio, benefit from medallion value appreciation, generate operating income through fleet leasing, and are positioned to originate new loans through medallion sales. This vertical integration provides end-to-end visibility into the economics of NYC’s regulated street-hail market.

Municipal Credit Support Through the MRP+. A significant portion of our loan portfolio benefits from the MRP+ Reserve Fund, a City of New York—funded credit support mechanism. This level of municipal commitment to a private lending market is unusual in specialty finance and reflects the City’s recognition of the medallion as essential mobility infrastructure.

Institutional-Grade Capital Structure. In December 2025, we closed $137 million in financing, including a $120 million revolving credit facility (the “Credit Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank and affiliated lenders (“DZ Bank”) and an approximately $17.2 million term loan with Auxilior Capital Partners collateralized by our taxi vehicles. We believe the Credit Facility represents the first committed bank lending facility to the NYC taxi medallion industry in over a decade. The Credit Facility is secured by MRP+ loans assigned into our bankruptcy-remote SPV and employs a standard asset-backed lending structure with institutional-quality documentation, including performance guarantees, equity maintenance requirements, lockbox mechanics, and a five-year maturity. In connection with the Credit Facility, we also acquired TML IV LLC, a portfolio of NYC medallion loans and medallions, for approximately $15.8 million financed from initial Credit Facility proceeds. These financing relationships validate our asset base, provide growth capital, and position us to pursue opportunities on an efficient capital basis while maintaining conservative leverage.

Multiple Avenues for Medallion Deployment. Through Signal Taxi, we believe we are uniquely positioned as a participant in the NYC street-hail market with both an operating fleet to deploy medallions and a balance sheet to support seller financing. This dual capability allows us to monetize medallions through leasing, sale, or financing—whichever avenue maximizes risk-adjusted returns given prevailing market conditions.

Scale-Driven Market Intelligence. Our interest in approximately 29% of outstanding NYC taxi medallions gives us what we believe to be the best available data on all aspects of the market—driver economics, passenger demand trends, medallion transfer activity, lending conditions, and regulatory developments. This intelligence informs our lending, valuation, fleet management, and strategic planning activities.

Proven Restructuring Track Record. Since inception in 2018, we have restructured, resolved or reperformed over 2,624 medallion loans while maintaining significant cash collections and recoupment of capital. This track record demonstrates our ability to navigate distressed credit environments and generate value through active portfolio management.

Scarcity-Protected Collateral. NYC taxi medallions have a fixed, capped supply of 13,587 and cannot be replicated. The medallion’s permanent regulatory scarcity, combined with its exclusive right to street-hail service in the most densely populated U.S. city, provides a collateral floor that differentiates our lending from other specialty finance sectors.

Deep Stakeholder Relationships. We maintain productive relationships with the City of New York, the TLC, the TWA, and the most active medallion brokers. We worked closely with these stakeholders to establish the MRP+ program. These relationships, together with our recognized scale, allow us to participate in the continued development of NYC’s regulated mobility market.

Strategy

Our strategy is to build a scaled, institutional-quality platform for participating in the economics of NYC’s regulated mobility infrastructure. Our primary methods of near-term value creation are:

(i)
Fleet Expansion. Increasing the deployment of vehicles and medallions in our fleet operations to generate growing recurring fleet revenue and to establish the operational infrastructure for a broader mobility services business.
(ii)
Loan Portfolio Optimization. Increasing recoveries on defaulted Non-MRP+ loans through restructuring, enforcement, and resolution activities, while maintaining the stable cash flows generated by our MRP+ loan portfolio.
(iii)
Medallion Sales with Seller Financing. Converting Owned Medallions into new performing loans by selling medallions to owner-operators and providing seller financing. This strategy simultaneously generates capital gains on medallion sales, creates a pipeline of new interest-bearing loans, and supports the health of the broader medallion market by facilitating ownership transfers to working drivers.
(iv)
Attracting Institutional Capital. Positioning MCC as the institutional-quality vehicle through which capital can access the NYC medallion market. The establishment of our DZ Bank Credit Facility and our Auxilior Capital Partners Term Loan—together representing approximately $137.2 million in committed financing—demonstrates the bankability of our asset base and positions us to pursue growth opportunities on an efficient capital basis. As institutional capital returns to this market, we expect both medallion prices and operating cash flows to increase over time. The December 2025 acquisition of TML IV—a medallion loan portfolio financed through our Credit Facility—demonstrates our ability to use our capital structure to accretively grow the portfolio.

We believe that improving the driver experience is a key competitive lever in the regulated street-hail market, as driver availability and satisfaction directly determine fleet utilization and revenue. We seek to modernize the driver experience through a driver-first leasing model, modernized vehicles including our rapidly expanding WAV fleet, data-enabled services that improve driver earnings efficiency, and investments in driver amenities such as a driver clubhouse.

More broadly, we believe the capabilities we have developed in the NYC taxi medallion market—including the ability to acquire, operate, and scale cash-generative businesses and to finance assets in complex, capital-scarce environments—may be applicable to complementary opportunities in other regulated or operationally complex asset classes. We regularly evaluate such opportunities, including potential mergers and acquisitions, with the objective of building durable platforms that compound long-term value.

Regulation

We believe that we are in compliance with all rules and regulations applicable to our business operations.

Exclusion from the Investment Company Act of 1940

We are not an “investment company” as defined under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We do not believe that we meet the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act because (1) we are not, and do not hold ourselves out as being, primarily engaged in the business of investing, reinvesting, or trading in securities and (2) our assets consist of securities issued by our majority-owned and wholly owned subsidiaries, none of which is an investment company or is required to rely on the exceptions in Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Specifically, DePalma I and its wholly owned subsidiaries (through which we hold our medallion loan portfolio) are excepted from the definition of “investment company” in reliance on Section 3(c)(6) and Section 3(c)(5) of the Investment Company Act, which are available for entities primarily engaged, directly or through majority-owned subsidiaries, in certain financing businesses. TML IV (through which we hold an additional portfolio of NYC taxi medallion loans acquired in December 2025) is excepted from the definition of “investment company” on the same basis as DePalma I, in reliance on Section 3(c)(6) and Section 3(c)(5) of the Investment Company Act. DePalma II and its subsidiaries (through which we hold our Owned Medallions and fleet operations) are not investment companies because their assets consist of taxi medallions, vehicles, and medallion leases, none of which are securities within the meaning of the Investment Company Act. In addition, even if DePalma I and/or TML IV were unable to qualify for the exclusions in Section 3(c)(6) and 3(c)(5) of the Investment Company Act, we would continue to fall outside the definition of an “investment company” in Section 3(a)(1)(C) of the Investment Company Act because the value of our “investment securities” (as defined in the Investment Company Act) would not exceed 40% of the value of our total assets (exclusive of cash and government securities). We monitor our continued compliance and intend to conduct our operations so that we will not be deemed an investment company.

New York City Taxi and Limousine Commission

The TLC, created in 1971, is the municipal agency responsible for licensing and regulating NYC’s medallion taxicab and for-hire vehicles, including app-based companies such as Uber and Lyft. The TLC establishes public transportation policy, sets fare rates, limits taxi lease rates, regulates vehicle and safety standards, oversees the purchase and sale of taxi medallions, and supervises the medallion licensing and transfer process. As of December 31, 2025, the number of medallion licenses was capped at 13,587; however, the TLC may issue additional licenses up to a number allowed by state and local laws through a sealed-bid process. The TLC also regulates the fares medallion taxi drivers may charge, based on an initial charge, elapsed time, distance, and surcharges.

Chicago Taxi Market

In addition to our NYC taxi medallion loan portfolio, MCC holds a small number of medallion loans collateralized by Chicago taxi medallions. The Chicago taxi market is regulated by the City of Chicago Department of Business Affairs and Consumer Protection, which administers the issuance and transfer of Chicago medallions and sets operational requirements for taxicab operators. Regulatory changes in Chicago, including changes to medallion transfer prices, licensing requirements, or the competitive landscape from ride-sharing services, could affect the value of the collateral securing these loans. As of December 31, 2025, the Chicago medallion loan portfolio represented a small portion of MCC’S total loan portfolio.

Intellectual Property

We do not possess any proprietary intellectual property. We have entered into the MSA with MAM, which provides for, among other things, licensing of the “Marblegate” trademark for use by the Company.

Management and Servicing

Our operations are externally managed by MAM, a firm founded in 2009 that invests in distressed credit opportunities in the U.S. middle market. MAM currently manages approximately $3 billion, is comprised of 28 team members, and is led by professionals with an average of 30 years of experience in restructuring distressed investments. MAM first invested in NYC taxi medallion loans in March 2018, following two years of industry research, and has managed the DePalma Companies since their inception.

Pursuant to the MSA, MAM provides services including strategic oversight of operations, negotiation and oversight of loan origination, structuring, restructuring, and workouts, evaluation of financial and operational performance, provision of a management team to serve as executive officers, and identification and evaluation of debt and equity financing opportunities and potential acquisitions. See “Item 13. Certain Relationships and Related Transactions—Management Services Agreement” for additional information.

In addition to its contractual management role, MAM has played an active role in the development of key industry programs. MAM played a key role in the development and implementation of the MRP+ program, working closely with the City of New York, the TLC, the TWA, and other stakeholders. We believe MAM’s ongoing engagement with regulators, elected officials, driver organizations, and industry participants supports the continued development of the NYC regulated street-hail market.

Field Point is our third-party loan servicer, formed in 2018 to provide a full suite of loan and collateral servicing capabilities. As of December 31, 2025, Field Point serviced more than $751.7 million of loans secured by NYC taxi medallions across our DePalma I and TML IV portfolios, and completed the TLC transfer process for approximately 1,413 medallions owned by DePalma II. Field Point has serviced the TML IV loan portfolio since TML IV’s inception, and has serviced all of DePalma I’s medallion loans since their initial acquisition and onboarding. Field Point provides billing and collections, loan documentation, collateral maintenance, TLC compliance, and loan restructurings and modifications.

Human Capital Resources

As of December 31, 2025, MCC had no employees at the parent company level. Our fleet operations subsidiary, Signal Taxi, had 16 employees and 6 consultant(s) who support day-to-day fleet operations, driver leasing, and vehicle management. At the corporate level, we rely on the employees and service providers of MAM, its affiliates, and Field Point, who have significant experience in medallion loan servicing and have provided organizational infrastructure on a cost-effective basis. Through our servicing agreements, we utilize approximately 30 and 25 individuals of MAM and Field Point, respectively. In managing our human capital resources, we focus on the following key objectives:

Talent and Expertise. We depend on the specialized knowledge and expertise of MAM’s professionals and Field Point’s servicing personnel to manage our medallion loan portfolio and execute our business strategy. We work with our service providers to ensure continuity of key personnel and access to specialized expertise in distressed credit, loan servicing, and regulated mobility markets.

Driver Workforce Development. Signal Taxi’s business model depends on attracting and retaining qualified TLC-licensed drivers. We focus on driver satisfaction and retention through competitive lease terms, modern vehicle offerings including our expanding WAV fleet, and driver amenities. As of December 31, 2025, Signal Taxi had approximately 822 active drivers, and we view driver workforce development as integral to our fleet growth strategy.

Health and Safety. We are committed to maintaining safe working conditions for Signal Taxi’s employees and the drivers who lease our vehicles. Signal Taxi’s fleet operations comply with TLC safety regulations, and we maintain insurance coverage for our vehicles and operations. We monitor workplace safety metrics and seek to provide a safe environment for all individuals involved in our operations.

We continuously assess our management capabilities with a view toward long-term value creation. We are currently evaluating whether it would be in stockholders’ best interests to internalize certain operations currently provided through our servicing agreements. Alternatively, we may maintain our external structure while seeking to optimize related expenses. We do not currently maintain pension, health, insurance, stock option, profit-sharing, or similar benefit plans; however, we intend to adopt some or all of such plans in the future.

Environmental Matters

We do not believe that compliance with federal, state, or local environmental laws and regulations has had, or is expected to have, a material effect on our capital expenditures, earnings, or competitive position. Our fleet operations are subject to TLC regulations governing vehicle emissions and environmental standards for taxicab operating in New York City, which mandate the use of certain fuel-efficient and lower emissions and environmental vehicles. We monitor developments in environmental regulation, including potential future requirements related to electric vehicle adoption, but do not currently expect such developments to have a material adverse impact on our business.

Additional Information

Our principal corporate office is located at 5 Greenwich Office Park, Suite 400, Greenwich, Connecticut 06831. Our telephone number is (203) 210-6500 and our website is www.marblegatecapitalcorp.com. We make available on our investor relations page, https://marblegatecapitalcorp.com/sec-filings/, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, as soon as reasonably practicable after filing with or furnishing to the SEC (https://www.sec.gov). The information on our website is not part of, and is not incorporated by reference into, this Annual Report.

ITEM 1A. RISK FACTORS.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, financial condition, and results of operations. This summary should be read together with the more detailed description of risks set forth in the full “Risk Factors” section of this Annual Report.

Risks Related to Our Business and Operations

•
Our business is heavily concentrated in loans secured by taxi medallions as well as Owned Medallions, which carry a high risk of loss and could be adversely affected by an economic downturn as well as the regulatory policies of the City of New York and the TLC.
•
Our consolidated balance sheet consists substantially of Owned Medallions and loans secured by taxi medallions, the latter of which historically have been associated with significant delinquency rates and risk of default. If we are unable to recover meaningful amounts relative to our acquisition prices on loans in default, our results of operations could be adversely impacted.
•
We may not be able to fully realize the benefits of our participation in the MRP+ which may adversely affect our financial performance.
•
Our non-MRP+ loan portfolio carries elevated non-accrual rates, and deterioration in credit performance or failure of our restructuring efforts could result in significant loan losses.
•
The City of New York has committed to seek appropriation for MRP+ funding but is not legally required to make such appropriation. If the City does not obtain appropriation, or if appropriated funding is insufficient, our ability to maintain or expand the MRP+ restructuring program could be materially impaired.
•
The lack of liquidity in our medallion loan portfolio and Owned Medallions as well as rising interest rates may adversely affect our business.
•
Medallion values remain substantially below historical peak levels and adverse developments could cause values to deteriorate from current stabilized levels, which could adversely affect our business, collateral values and results of operations.
•
Our fleet operations are subject to operational and growth risks, and if we are unable to continue to grow Signal Taxi’s fleet, our operating results and the value of our Owned Medallions could be adversely affected.
•
Our fleet operations depend on attracting and retaining a sufficient number of qualified taxi drivers. Competition for drivers and labor market conditions could adversely affect our fleet utilization and revenues.

Risks Related to Growth and Operations

•
The United States District Court for the Southern District of New York issued a ruling requiring all new NYC taxi cabs to be WAV.
•
Adverse developments affecting the financial services industry could adversely affect our business.
•
Our business is heavily reliant on the services provided by our Manager and Field Point, and any disruption to them or to our relationship with either of them could adversely affect our business.

Risks Related to Market, Competition, and the Mobility Industry

•
The urban mobility industry is highly competitive, with well-established alternatives and low switching costs. If taxis are unable to compete effectively, our business and financial prospects would be adversely impacted.
•
Autonomous vehicle technologies may meaningfully impact the taxi and rideshare industry. If the taxi industry fails to adapt, our financial performance and prospects would be adversely impacted.
•
The Central Business District Tolling Program could result in increased costs to operate taxis, and there is significant uncertainty around the program’s future.
•
An economic downturn in NYC or reduction in discretionary spending could adversely affect our business.

Risks Related to Regulation, Cybersecurity, and Litigation

•
We operate in a highly regulated environment, and if we are found to be in violation of the federal, state, or local laws or regulations applicable to us, our business could suffer.
•
Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.

Risks Related to Our Externalized Management and Corporate Structure

•
The Management Service Agreement entered into upon consummation of the Business Combination was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.
•
Our executive officers, directors, and Manager may allocate time to other businesses, causing potential conflicts of interest
•
Our only material assets are our direct and indirect interests in our subsidiaries, and we are accordingly dependent upon our subsidiaries to pay dividends and taxes and other expenses.
•
We may become subject to the Investment Company Act, which could impose significant registration and compliance costs.
•
We may be required to register as an investment company if we are unable to maintain an applicable exemption.

Risks Related to an Investment in Our Securities

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
•
We expect to be a “controlled company” within the meaning of the Nasdaq Stock Market (“Nasdaq”) rules and, as a result, will qualify for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.
•
The Manager controls a significant percentage of our outstanding voting power and has the ability to significantly influence corporate actions.
•
Resales of shares by the Manager and other significant stockholders pursuant to the registration rights agreement could depress the market price of our securities.
•
We face significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.
•
Our securities are thinly traded and largely illiquid.

Risks Related to Our Indebtedness and Financing Arrangements

•
We have substantial indebtedness, which could adversely affect our financial condition, limit our ability to raise additional capital, and restrict our operational flexibility.
•
Our debt agreements contain financial and other restrictive covenants that limit our operational and financial flexibility.
•
Cross-default provisions in our debt agreements could result in the acceleration of all our outstanding indebtedness if we default under any single debt instrument.
•
We are exposed to interest rate risk under our revolving loan facility, and an increase in interest rates could increase our debt service obligations and adversely affect our results of operations.

Risks Related to Our Taxi Business, Collateral, and Vehicle Financing

•
Delinquency and default rate triggers in the Revolving Facility Loan Agreement could cause early amortization of the Revolving Facility, which could adversely affect our liquidity.
•
The acquisition of TML IV LLC exposes us to risks related to the taxi medallion lending business and the integration of this acquired business.
•
Our Mini Corps vehicle financing is subject to risks related to vehicle depreciation, maintenance, and other factors that could adversely affect the value of the vehicle collateral.

Risks Related to Our Guaranty Obligations and Corporate Structure

•
MCC has provided performance and other guaranties in connection with our financing arrangements, which could adversely affect our financial condition if our subsidiaries fail to perform their obligations.

•
A change of control could trigger defaults under our debt agreements.

Risks Related to Legal and Regulatory Matters

•
We are subject to anti-corruption, anti-money laundering, and sanctions compliance requirements, and any violations could result in significant penalties and reputational harm.
•
We may be exposed to risks related to our securities and confidential information.

Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our common stock and warrants could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Cautionary Note Regarding Forward-Looking Statements.

Risks Related to Our Business and Operations

Our business is heavily concentrated in loans secured by taxi medallions as well as Owned Medallions, which carry a high risk of loss and could be adversely affected by an economic downturn as well as the regulatory policies of the City of New York and the New York City Taxi and Limousine Commission.

Our business is heavily concentrated in medallion collateralized lending and Owned Medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company, as illustrated by the disruptions experienced during the COVID-19 pandemic. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism as well as those that affect the City of New York. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at the for-hire-vehicle, taxicab or automotive industry. Our business concentration could lead to developments that may have a material adverse effect on our results of operations.

By its nature, medallion collateralized lending to sole proprietors or fleet operators that own and operate taxicabs, and leasing Owned Medallions to individuals or fleet operators involves high risk of loss. Although the net interest margins and lease rates are intended to be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of our medallion loan portfolios and Owned Medallions. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of taxi medallions and lease rates. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our net interest income.

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

Risks associated with the TLC transfer process include properly obtaining the legal right to the medallion (e.g., issues with the auction or surrender of the medallion), properly documenting the right to the medallion (e.g., affidavits detailing the auction or other disposition process), and the risk of outstanding prior liens, taxes, fines, summons, or other “open items” that need to be resolved in order to proceed with the TLC transfer process. There are also general regulatory risks associated with medallion ownership and potential changes to the regulatory framework and TLC practices, including, but not limited to, the TLC slowing or stopping the processing of transfer application packages and the TLC changing the rules or practices associated with medallion ownership and the transfer of ownership, including determining that a certain party is “unfit” to own medallions.

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

Our consolidated balance sheet consists substantially of Owned Medallions and loans secured by taxi medallions, the latter of which historically have been associated with significant delinquency rates and risk of default. If we are unable to recover meaningful amounts relative to our acquisition prices on loans in default, our results of operations could be adversely impacted.

Our consolidated balance sheet consists substantially of Owned Medallions and loans secured by taxi medallions, the latter of which historically have been associated with higher-than-average delinquency rates and defaults as substantially all of the loans were acquired from financial institutions after they had defaulted. As of December 31, 2025, we held approximately $361.0 million in aggregate of NYC taxi medallion loans including MRP+ Loans and Non-MRP+ Loans, of which approximately 39.6% of Non-MRP+ Loans by unpaid principal balance were in default. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default we may attempt to restructure the debt to restore them to performing status or attempt to recover meaningful amounts in other ways. However these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. As described in more detail in “Item 1. Business”, a significant portion of our loans are backed by a Supplemental Loan Deficiency Guaranty, which is a program that was established to benefit participating NYC taxi medallion loan lenders like us by providing municipal credit support in the event of defaults by eligible and participating taxi medallion owners. Although the MRP+ is designed to lower the risk of incurring losses from borrowers in default, the MRP+ may not be successful, or as successful as we anticipate. Additionally, we may in the future have loan portfolios that do not consist of loans acquired in the secondary market at discount prices.

We also have Non-MRP+ Loans. We may not be able to efficiently resolve an adequate number of Non-MRP+ Loans. If a borrower defaults on their loan, the medallion could be sold at auction or otherwise foreclosed upon, which could result in us receiving less income than expected. Our ability to efficiently resolve the amount of any medallion loans on beneficial terms may impact our business and results of operations by not producing cash in the short term.

We may not be able to fully realize the benefits of our participation in the MRP+, which may adversely affect our financial performance.

A significant portion of our NYC medallion loans participate in the MRP+ program, which provides municipal credit support through the Reserve Fund. The Reserve Fund was initially funded with $49 million, and the City of New York’s obligations to replenish it are subject to appropriations by the New York City Council. The City is not legally required to appropriate such funds, and its ability to do so may depend on various factors, including its financial condition at the time. As of December 31, 2025, no additional funding in excess of the initial funding has been committed. The initial funding amount may fall short, and until the program is closed and all participants and statistics are quantified we are unable to estimate how long the initial $49 million will last. As a result, the amount held in the Reserve Fund may not be sufficient to support all participating loans in need of debt relief. See “Item 1. Business- MRP and MRP+” for a detailed description of the program terms.

The Reserve Fund is not a guarantee of the City of New York to repay the MRP+ Loans, nor is it an asset of nor pledged to the Company. The City of New York has no legal obligation to pay principal of or interest on any MRP+ Loans. See “Item 1. Business—MRP and MRP+—Reserve Fund” for more information

The mobility industry is highly competitive, with many well-established, low-cost alternatives that could adversely impact our business and the ability of our borrowers to repay their loans.

Taxis face significant competition from ridesharing companies such as Uber and Lyft, public transportation, personal vehicle ownership, and other for-hire vehicles including Street-hail Liveries (“Green Taxis”). Many of these competitors are well-capitalized and offer discounted services, driver incentives, and innovative products that may be more attractive to passengers. The cost for consumers to switch between transportation modes is low, and passengers tend to shift to the lowest-cost or highest-quality provider. Drivers similarly tend to shift to platforms with the highest earnings potential, although drivers with medallion loans may be more reluctant to do so.

Ridesharing companies have expanded significantly since entering NYC in 2011 and often operate under different regulatory requirements, enabling them to pass cost savings to passengers. As competitors introduce new products and as the market evolves, taxis may face additional competitive pressure. While we currently benefit from certain NYC regulations favorable to taxicabs, we cannot guarantee these regulations will remain unchanged. Changes to the competitive or regulatory environment could impact borrowers' ability to service debt on medallion loans and could affect the value of our Owned Medallions, adversely affecting our results of operations. See “Item 1. Business-Our Market” for additional information.

A significant portion of our medallion loans that are not participating in the MRP+ are in default and non-performing.

As of December 31, 2025, 32% of our NYC Non-MRP+ medallion loan portfolio was in default based on the number of medallions that are collateral for the loans. While historically we have been successful in restructuring, reperforming or resolving defaulted loans, our ability to continue such programs is uncertain and subject to many risks, including litigation, foreclosure and ultimate collateral values. For example, foreclosure processes are often lengthy and expensive, and the results of foreclosure processes may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our medallion loan or the priority or perfection of our security interests. Although it has not been our experience to date, our borrowers may attempt to file suit to stop or delay foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure process and seek to force us into a modification or discounted payoff of our loan for less than we are owed. Additionally, the transfer of certain collateral to us may be limited or prohibited by applicable laws and regulations. Even if we are successful in foreclosing upon collateral securing our medallion loans, the liquidation proceeds upon sale of the underlying medallions or other collateral may not be sufficient to recover our loan. Any costs or delays involved in the foreclosure on the collateral asset will reduce the net proceeds realized and, thus, increase the potential for loss.

Our non-MRP+ loan portfolio carries elevated non-accrual rates, and deterioration in credit performance or failure of our restructuring efforts could result in significant loan losses.

We maintain a substantial non-MRP+ loan portfolio that carries elevated non-accrual rates. While we have made significant progress in improving credit performance in this segment, non-accrual rates remain substantially elevated in certain markets, presenting substantial credit risk. Deterioration in non-accrual performance, failure of our restructuring efforts, or adverse economic conditions could result in significant loan losses. See Note 2 and Note 5 to the consolidated financial statements for details regarding non-accrual rates by loan type and market.

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

To the extent the MRP+’s loan enhancement administrator defaults on its obligations on administering the program, such default could result in litigation or subject us to delays in collecting payments due to us as a result of our participation in MRP+. If the Reserve Fund is depleted without further appropriations, our ability to collect regular payments of MRP+ Loans would depend only upon our borrowers’ willingness and ability to make payments. As of December 31, 2025, 28.2% of our MRP+ Loans (based on medallion count), representing approximately $60.4 million of unpaid principal balance were delinquent. All delinquent loans that were outside of their grace period had regular payments being made out of the Reserve Fund. Additionally, upon either disposition or resolution of medallion collateral for an MRP+ Loan, if the sale prices attainable in the market are insufficient to cover the outstanding amounts on the loan, it is unlikely we would be able to collect any deficiencies as recovery under the loan documents are limited to the medallion collateral with no personal guarantees.

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

Increase in interest rates has not had an identifiable impact on our interest income, gross income spread, or our ability to pass on interest costs to the borrower. The majority of our loan portfolio historically has been non-performing and has not made regular interest payments. As such, the increase in interest rates has not had an identifiable impact on interest income. The majority of our current interest income is from the MRP+ loans, which have a fixed interest rate of 7.3%. As of December 31, 2025, we have external borrowings consisting of our credit facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank and affiliated lenders (“DZ Bank”), entered into on December 30, 2025 (the “Credit Facility”) and our term loan with Auxilior Capital Partners, Inc. (“Auxilior”), entered into on December 31, 2025 (the “Auxilior Term Loan”). The Credit Facility accrued interest at a weighted average rate of 5.5% during the year ended December 31, 2025, and the Auxilior Term Loan accrues interest at a fixed rate of 8.5% per annum. Changes in interest rates may impact our gross income spread or interest expense going forward. Pursuant to the terms of the Credit

Facility, we were required to maintain interest rate hedging by January 31, 2026, such that the hedge percentage is at all times not less than 80% and not greater than 110% of the estimated Facility balance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Factors Affecting Operating Results—Changes in Interest Rates” for more information.

As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains and materially affect our results of operations.

Medallion values remain substantially below historical peak levels and adverse developments could cause values to deteriorate from current stabilized levels, which could adversely affect our business, collateral values, and results of operations.

Medallion values are substantially lower than historical peak levels reached over a decade ago. However, values have stabilized in recent years and shown improvement in recent periods. Our primary risk is not continued decline but rather potential adverse developments that could cause values to deteriorate from current stabilized levels. If economic conditions in the taxicab industry deteriorate, if regulatory changes limit the use or value of medallions, if competition from ride-sharing services intensifies, or if conditions in our markets worsen, medallion values could decline from their current levels. Such declines could impair our collateral values and reduce equity cushions in our medallion-backed loans.

Our fleet operations are subject to operational and growth risks, and if we are unable to continue to grow Signal Taxi’s fleet, our operating results and the value of our Owned Medallions could be adversely affected.

Signal Taxi is a wholly owned subsidiary of DePalma II that operates a TLC-licensed taxi fleet in New York City. As of December 31, 2025, Signal Taxi operated a fleet of approximately 799 vehicles with approximately 822 active drivers as of December 31, 2025, with an additional approximately 118 vehicles managed under our Consulting Agreement, for a total managed fleet of approximately 917 vehicles. During 2025, our managed fleet grew from approximately 376 vehicles at December 31, 2024 to approximately 917 vehicles at December 31, 2025, an increase of approximately 144%. Signal Taxi’s wheelchair accessible vehicle (“WAV”) fleet expanded from approximately 190 vehicles to over 725 vehicles during the same period, representing growth of more than 280%.

Our ability to continue this growth trajectory depends on several factors, including: the availability and cost of WAV-compliant and other suitable vehicles; the availability of a sufficient number of licensed TLC drivers willing to lease our vehicles; our ability to scale operational infrastructure, including garage space, vehicle maintenance, and driver support services, in a cost-effective manner; and DePalma II’s discretion regarding the pace of medallion deployment. Vehicle acquisition costs may be adversely affected by tariffs on imported vehicles and component parts, and WAV vehicles carry a higher per-unit cost than standard sedans. Driver availability is seasonal and subject to competition from ridesharing platforms.

If we are unable to continue to grow Signal Taxi’s fleet, or if fleet growth does not translate into proportional increases in fleet revenue and operating cash flows, our results of operations and the value of our Owned Medallions could be adversely affected. In the event we are unable to scale Signal Taxi as desired, we may pursue alternative fleet arrangements with third parties, which could cause operational disruptions and increase costs.

Our Credit Facility and Term Loan contain financial covenants and collateral requirements. A breach of these covenants or the failure to maintain required collateral levels could restrict our liquidity and adversely affect our operations.

In December 2025, we entered into a $120 million revolving credit facility with DZ Bank (the “Credit Facility”) and an approximately $17.2 million term loan with Auxilior Capital Partners (the “Term Loan”). The Credit Facility requires MRP+ loans to be assigned into a bankruptcy-remote special purpose vehicle (the “SPV”) as collateral, and the principal balance of advances outstanding may not exceed 80% of the principal outstanding on collateralized MRP+ loans. All cash receipts from borrowers on collateralized MRP+ loans are deposited into a lockbox account subject to control by the lender, with funds disbursed monthly based on a priority of payments schedule that prioritizes lender fees and accrued interest.

Both the Credit Facility and the Term Loan contain customary affirmative and negative covenants, including financial condition and testing covenants such as equity requirements and limits. The Credit Facility also requires the execution of an interest rate hedge by January 31, 2026. A breach of any covenants could result in an event of default, acceleration of outstanding obligations, and the lender exercising its rights over the collateral in the SPV, which includes a significant portion of our performing MRP+ loan portfolio. Any such acceleration or restriction on our ability to access the Credit Facility could have a material adverse effect on our liquidity, operations, and financial condition.

Changes in interest rates could adversely affect our cost of capital on future borrowings, the fair value of our loan portfolio, and our net interest income.

Our profitability may be directly affected by interest rate levels and fluctuations. The majority of our current interest income is from MRP+ Loans, which have a fixed interest rate of 7.3%. Our Term Loan accrues interest at a fixed rate of 8.5% per annum. Our Credit Facility accrues interest at variable rates. The Credit Facility requires the Borrower to enter into interest rate hedging transactions, with a hedge notional amount between 80% and 110% of the estimated Facility Balance. As of December 31, 2025, no interest rate hedge was in place. Subsequent to year-end, on January 26, 2026, the Borrower entered into an interest rate swap covering existing draws, within the required deadline of January 31, 2026. Additional draws on the Credit Facility beyond the hedged notional amount would be subject to prevailing interest rates and would require new swap hedges, which could be at higher rates than our existing hedge. If interest rates are higher at the time of additional draws, our incremental cost of funds would increase, which could reduce our net interest income on those borrowings and materially affect our results of operations.

In addition, the fair value of our MRP+ loan portfolio is determined by applying a discount rate to anticipated future cash flows. Changes in interest rates may impact the discount rate and therefore the valuation of our MRP+ loans. With respect to Non-MRP+ Loans, approximately 39.6% of which are in default as of December 31, 2025, we believe we can generally pass on increased interest costs to borrowers when restructuring or originating new loans at market rates. However, higher interest rates may make it more difficult for borrowers to accept restructured loan terms.

Under the MRP+, borrowers have explicit prepayment rights and can make prepayment at par once a month with no penalty. A borrower is likely to exercise prepayment rights when the interest rate payable on their loan is high relative to prevailing rates. Any future collateralized medallion lending may be at lower yields than the debt that was repaid, which could materially affect our results of operations. Additionally, the Credit Facility requires the execution of an interest rate hedge. Our failure to maintain an effective hedging strategy could expose us to additional interest rate risk.

Geopolitical instability, including armed conflict in the Middle East, could result in oil supply disruptions and increased fuel prices, which would adversely affect driver economics, fleet utilization, and the value of our medallion assets.

Our fleet operations and the broader NYC taxi market are directly sensitive to fuel prices. Taxi drivers bear the cost of fuel, and sustained increases in fuel prices reduce driver take-home earnings, which may cause drivers to reduce the number of hours they drive, shift to competing platforms that may offer fuel subsidies or electric vehicle fleets, or exit the industry entirely. Reduced driver availability would negatively impact our fleet utilization and fleet revenues. In addition, higher fuel costs for our medallion loan borrowers could lead to increased delinquencies and defaults on our Non-MRP+ Loans.

Armed conflict involving major oil-producing nations—including the ongoing conflict involving Iran—could result in significant disruptions to global oil supply, sustained price increases, and broader macroeconomic instability that would compound these effects. While the City of New York has implemented fare increases in the past to partially offset rising costs, there can be no assurance that future fare adjustments will be timely or sufficient. Furthermore, any transition to electric vehicles to mitigate fuel price exposure would require significant capital investment and may face infrastructure, regulatory, and supply chain challenges. Broader geopolitical instability may also affect travel and tourism to NYC, which is a significant demand driver for taxi services.

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

In the City of New York and in other markets where we own medallion loans and medallions, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses, such as rising gas prices, can render taxicab operations less profitable, could cause borrowers to default on loans from us, and could potentially adversely affect the value of our collateral and our Owned Medallions. From November 2022 to December 2025, farebox per day increased 40.0%.

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

Additionally, in January 2025, the City of New York proposed certain legislation requiring any autonomous cars operated by ridesharing companies to still require a valid medallion. There can be no guarantee that such legislation will be passed and go into effect.

Currently, the aggregate number of medallions in NYC is capped at the current status quo, and thus our share of the medallion market remains stable and somewhat insulated from competition from other medallion lenders and fleet operators. However, if TLC created more medallions, there could be increased risk of competition from other collateralized medallion lenders or the value of existing medallions could decline as a result of increased medallion supply. See “Item 1. Business” for more information.

We cannot predict the status of these and other similar regulations in the future, and if the resulting regulations are not favorable to taxicabs it may negatively impact our business operations by causing borrowers to default on loans from us and adversely affecting the value of our collateral and our Owned Medallions.

Our business and loan portfolio are concentrated in the NYC taxi medallion industry, which subjects us to heightened risk from industry-specific downturns.

Substantially all of our revenue and asset value is derived from NYC taxi medallion loans collateralized by NYC taxi medallions and owned NYC taxi medallions. Our loan portfolio is, and we expect it to continue to be, concentrated within the NYC taxi medallion industry and sector. As a result, an economic downturn in the NYC taxicab industry could lead to an increase in defaults by our loan borrowers and lower cash flows on our medallion assets. Additionally, because taxi companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us, the aggregate returns we realize may be adversely affected if a small number of loans perform poorly or if we need to write down the value of any one loan. We cannot be certain that we would, in those circumstances, be able to sufficiently diversify our operations outside of the NYC taxicab market.

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

Our fleet operations depend on attracting and retaining a sufficient number of qualified taxi drivers. Competition for drivers and labor market conditions could adversely affect our fleet utilization and revenues.

Signal Taxi’s fleet operations depend on a steady supply of licensed TLC drivers who are willing to lease our vehicles and medallions on a weekly basis. The driver labor market in NYC is competitive, with ridesharing companies such as Uber and Lyft actively recruiting drivers by offering flexible hours, earning incentives, and in some cases subsidized vehicle access or fuel benefits. The TLC’s minimum pay standards apply to FHV drivers but not to taxi drivers, which may create an earnings gap that makes driving for ridesharing platforms more attractive to some drivers. Driver availability is also seasonal, with periods of lower availability during holidays and summer months.

If we are unable to attract and retain a sufficient number of drivers, our fleet utilization will decline, our fleet revenues will decrease, and our ability to achieve our fleet growth targets will be impaired. Increased driver recruitment or retention costs could also reduce the profitability of our fleet operations. Our ability to grow Signal Taxi’s fleet is directly contingent on our ability to attract drivers, and our strategy to develop a pipeline of future medallion purchasers from within our driver base would be adversely affected if driver volumes are insufficient.

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

Autonomous vehicle technologies may have the ability to meaningfully impact the taxi and ride share industry. Several companies are developing autonomous ride share technology, including Aurora, Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon has acquired), Aptiv, and Nuro, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete in the mobility and logistics industries. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that additional companies could introduce autonomous vehicle offerings. In the event that our competitors bring autonomous vehicles to market before the taxi industry is able to adjust, they may be able to leverage such technology to compete more effectively with taxis, which would adversely impact our financial performance and our prospects. For example, the use of autonomous vehicles could substantially reduce the cost of providing mobility or logistics services, which could allow ride sharing companies to offer such services at a substantially lower price as compared to the price available to passengers using taxis. If a significant number of passengers choose to use these offerings instead of taxis, thereby causing the value of taxi medallions to decrease, our financial performance and prospects would be adversely impacted. However, in December 2025, the City of New York proposed certain legislation requiring any autonomous cars operated by ridesharing companies to still require a valid medallion. This regulation also requires that all vehicles licensed by the TLC must be operated by a human driver at all times. There can be no guarantee that such legislation will be passed and become effective. If it were to pass and become effective, it could mitigate some of the risks of autonomous vehicle technology to the Company.

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

If taxi medallion values decline in the future, there is likely to be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. See “—Our balance sheet consists substantially of loans secured by taxi medallions, which historically have been associated with significant delinquency rates and risk of default. If we are unable to recover meaningful amounts relative to our acquisition prices on loans in default, our results of operations could be adversely impacted.” Our ability to recover on defaulted medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in future losses on defaulted medallion loans that could have an effect on our business. If we are required to liquidate all or a portion of our medallion loans quickly, we could realize less than the value at which we had previously recorded such medallions.

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

Changes in prevailing interest rates could adversely affect our business, cost of capital, and net interest income.

Under the MRP+, borrowers have prepayment rights allowing them to prepay at par once per month without penalty. Borrowers of Non-MRP+ Loans can generally make prepayments as well. A borrower is likely to exercise prepayment rights when the interest rate on their loan is high relative to prevailing rates. If a substantial number of borrowers elect to prepay, our results of operations could be materially adversely affected, and prepayments could negatively impact our return on equity.

Although all of our current loans have fixed interest rates, our profitability may be affected by interest rate fluctuations in connection with new lending or restructurings of defaulted loans. If interest rates increase, it may be more difficult for borrowers to accept the terms of new or restructured loans. Additionally, the rates we can charge on future seller financings are limited by market conditions, restricting our ability to pass on increased interest costs. If we borrow in the future to fund our loans and investments, our income could be dependent upon the spread between our borrowing rate and the fixed interest rate on our MRP+ Loan portfolio. In periods of sharply rising interest rates, our cost of funds would increase, reducing our net operating income. See “Item 7. Management's Discussion and Analysis-Key Factors Affecting Operating Results-Changes in Interest Rates” for more information.

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

Our operations depend on information technology systems, and cybersecurity threats could disrupt our business, harm our reputation, and expose us to liability.

We and our third-party service providers rely on information technology networks and systems to process personal, confidential, and financial information, manage business processes, and comply with regulatory requirements. These systems may be vulnerable to cybersecurity threats, including phishing, ransomware, denial-of-service attacks, credential stuffing, and other sophisticated techniques employed by hackers. If our systems or those of our third-party providers suffer security breaches, disruptions, or unauthorized access, our operations could be materially impacted. The risk of unauthorized access has been heightened by advances in computer capabilities and the increasing sophistication of threat actors. Breaches experienced by other companies may also be leveraged against us through credential stuffing and similar attacks.

Despite security measures, we cannot guarantee protection against all threats and we may not be able to anticipate or implement effective preventive measures against all threats. Our security measures may not prevent service interruptions, system failures, data loss, or other adverse consequences. Third-party breaches could also compromise our systems. See “Item 1C. Cybersecurity” for information on our cybersecurity risk management program.

An actual or perceived security breach could require notification under applicable data privacy regulations, resulting in reputational harm, costly litigation, loss of confidence in our systems, regulatory scrutiny, regulatory actions, fines, and significant expenses. The costs to respond to a breach or mitigate vulnerabilities could be substantial, and mandatory disclosure requirements could lead to negative publicity and loss of customer confidence.

Our board of directors and Audit Committee oversee cybersecurity risk management, including oversight of third-party service providers. We may incur substantial expenses to maintain adequate security measures and comply with evolving data privacy and security requirements. See “Item 1C. Cybersecurity” for additional information on our governance and oversight of cybersecurity risks.

We and our third-party service providers may not have adequate insurance coverage for security incidents or breaches. If the impacts of a security incident exceed our available insurance coverage, or if such incidents result in changes to our insurance policies (including premium increases or large deductibles), it could harm our business. We cannot be sure that our existing insurance coverage will continue to be available on acceptable terms.

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

Our loans secured by taxi medallions are often made to small businesses and sole proprietors. A growing number of states have adopted laws that require certain commercial lenders to (i) deliver disclosures summarizing loan terms to commercial borrowers and (ii) register with state regulatory authorities in some instances, which could require alterations to our lending procedures and increase our legal and compliance costs. In addition, these loans are not consumer loans, and therefore are not subject to the collection rules and regulations contained in the Fair Debt Collection Practices Act or within the scope of the Consumer Financial Protection Bureau’s (“CFPB”) authority, though the general restrictions against abusive, unfair, or deceptive collections practices contained in the Unfair, Deceptive, or Abusive Acts or Practices provisions of the Dodd-Frank Act may apply to our collections practices. In addition, the CFPB has recently signaled a desire to be more aggressive regarding debt collection in general as well as a strong interest in protection of small business credit programs, even though such commercial programs are generally outside its purview. Should the authority of the CFPB be expanded to expressly include regulation of small business lending, we could be required to alter our lending and collections practices, which could materially increase the cost of enforcing our remedies with respect to defaulted taxi medallion loans and negatively impact recoveries.

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

We rely on a limited number of third-party insurance service providers, and if such providers fail to meet our expectations or if we cannot maintain these relationships, our business could be adversely affected.

If any of our insurance service providers fails to service claims to our expectations, discontinues coverage, increases costs, or changes terms unfavorably, we may not be able to secure replacement coverage on reasonable terms. In such circumstances, we may incur additional expenses to service claims using internal resources, which could adversely affect our results of operations.

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

The United States District Court for the Southern District of New York issued a ruling requiring all new NYC taxi cabs to be wheelchair accessible vehicles (“WAV”). This ruling may adversely affect our business.

On September 3, 2024, the United States District Court for the Southern District of New York issued a ruling that requires all new yellow taxicabs joining NYC’s active taxicab fleet to be WAV until 50% of NYC’s authorized medallions are on WAV. This ruling may materially adversely affect our business in several ways. First, WAV vehicles are generally more expensive to purchase and maintain than non-WAV vehicles, which could increase our capital expenditure requirements for fleet expansion. Second, certain drivers may prefer to drive non-WAV vehicles which could make it more difficult for us to attract and retain drivers and may decrease revenue if we struggle to lease out WAV vehicles. Third, the ruling may increase operating costs for our borrowers and other medallion owners, which could adversely affect their ability to service their debt obligations to us. We currently participate in the City of New York’s WAV incentive program, which provides rebate credits for placing WAV vehicles into service and completing qualifying trips; however, there can be no assurance that such incentive programs will continue or will be sufficient to offset the additional costs associated with WAV compliance.

The recognition of a significant deferred tax liability in connection with the Business Combination may result in material future cash tax obligations and adversely affect our reported financial results.

In connection with the Business Combination, we recognized a deferred tax liability of $54.1 million, primarily arising from the difference between the tax basis received and the book basis in our 83.7% ownership interest in the DePalma Companies. The temporary differences are primarily driven by medallion amortization and unrealized gains and losses on loans held for investment within the DePalma Companies. The DePalma Companies are treated as partnerships for U.S. tax purposes and are not subject to entity-level income taxes.

This deferred tax liability will reverse over time as the underlying temporary differences reverse, which could result in material cash tax obligations in future periods. The timing and magnitude of these cash tax obligations will depend on factors including the pace of medallion dispositions, loan resolutions, changes in fair value of our loan portfolio, and changes in applicable tax rates. Our effective tax rate for the year ended December 31, 2025 was 537.3%, driven primarily by the one-time recognition of this deferred tax liability against modest pre-tax income. While we expect our effective tax rate to normalize in future periods, there can be no assurance that our tax rate will not remain elevated or volatile, which could adversely affect reported financial results and investor perception of our financial performance.

Adverse developments affecting the financial services industry could adversely affect our business.

Our funds are held in banks and other financial institutions, and funds exceeding $250,000 are not insured by the FDIC. Events including limited liquidity, defaults, or non-performance by financial institutions could adversely affect our liquidity. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable financing terms, including higher interest rates and tighter covenants, which could make it more difficult for us to obtain financing on favorable terms and could adversely affect our business, financial condition, and prospects.

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

As we currently have no employees at the parent company level, we rely heavily on our Manager and our third-party service provider, Field Point, for substantially all of the day-to-day services we require. Our fleet operations subsidiary, Signal Taxi, has its own employees who support day-to-day fleet operations, driver leasing, and vehicle management; however, strategic oversight, lending operations, loan servicing, and public company compliance are provided through our Manager, Field Point, and other third-party service providers. Since inception, our Manager and Field Point have provided various services to us on a day-to-day basis, including, but not limited to, providing management oversight of us, evaluating, managing, negotiating and overseeing the acquisition and disposition of our assets, including NYC taxi medallions, NYC taxi medallion loans and other assets or property, and evaluating, managing, negotiating and overseeing the sale, structuring, restructuring and workout of NYC taxi medallion loans held by us and evaluating our financial and operational performance. In addition, the Manager and Field Point may provide services related to the future selling of medallions, potentially with seller financing. As a result, we are heavily reliant on our Manager, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Manager’s operations or termination of the Management Service Agreement that we entered into upon consummation of the Business Combination and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the expertise and services of the executive officers and other key personnel provided to us through our Manager and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives. See “Risks Related to Our Externalized Management and Corporate Structure.”

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

Certain other companies managed by our Manager or its affiliates, Field Point and other third-party service providers, which have investment objectives or business operations similar to ours, also rely on many of these same officers and professionals. Our Manager or its affiliates, Field Point and other third-party service operators may face conflicts of interest if we enter into transactions with an affiliate. In addition, our Manager and certain of its affiliates, Field Point and certain other third-party service providers are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates, as well as Field Point and its employees and other third-party service providers will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved. See “Risks Related to Our Externalized Management and Corporate Structure.”

If we are unable to effectively manage our relationship and the agreement under which Field Point operates or we may have with any other third-party service providers where we outsource our operation, our results of operations and cash flows could be adversely impacted. Further, failure of Field Point or other third-party service providers to meet its obligations to us or substantial disruptions in the relationships between such service providers and us could adversely impact our operations and financial results. Additionally, our concentration of servicing with a single provider means that any disruption to Field Point’s operations, including loss of key personnel, technology failures, or regulatory issues, could have a material adverse effect on our ability to collect on our loan portfolio and manage our medallion assets.

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

Risks Related to Market, Competition, and the Mobility Industry

The urban mobility industry is highly competitive, with many well-established alternatives and low switching costs. If taxis are unable to compete effectively, our business and financial prospects would be adversely impacted.

Our business is entirely based in the urban mobility industry. Taxis face significant competition from ridesharing applications (Uber, Lyft), public transportation (including the NYC subway and bus system), cycling infrastructure (Citi Bike), micromobility options (e-scooters, bike rentals), personal vehicle ownership, and other for-hire vehicles (livery, car services, Street-hail Liveries or “Green Taxis”). Many of these competitors are well-capitalized and offer discounted services, driver incentives, passenger discounts, innovative products, and alternative pricing models that may be more attractive than those offered by taxis.

The cost for passengers to switch between transportation modes is low. Passengers have a propensity to shift to the lowest-cost or highest-quality provider, and drivers have a propensity to shift to the platform with the highest earnings potential. Ridesharing companies operate partially outside the regulatory regime under which we and our borrowers operate, enabling them to pass certain cost savings to passengers. As competitors introduce new products and adopt innovations that drivers and passengers may value more highly than those offered by taxis, the attractiveness of taxi service may diminish.

We currently benefit from certain NYC regulations that are favorable to taxicabs, including FHV minimum pay standards, FHV license caps, and the congestion pricing structure that charges FHVs a higher per-trip toll than taxis. We cannot guarantee these regulations will remain unchanged, and if they were modified in ways unfavorable to taxicabs, competition for both passengers and drivers could intensify. Changing consumer and driver preferences about modes of transportation could impact borrowers’ ability to service debt, the value of our Owned Medallions, and the ability of borrowers to repay medallion loans, all of which would adversely affect our results of operations.

Autonomous vehicle technologies may meaningfully impact the taxi and rideshare industry. If the taxi industry fails to adapt, our financial performance and prospects would be adversely impacted.

Several companies are developing autonomous ride-share technology, including Aurora, Waymo, Cruise Automation, Tesla, Zoox (Amazon), Aptiv, and Nuro. Waymo has already introduced commercialized autonomous ridehailing fleets in certain U.S. cities. If our competitors bring autonomous vehicles to market in NYC before the taxi industry is able to adjust, they may compete more effectively with taxis, which could substantially reduce the cost of providing mobility services and the value of taxi medallions.

However, in January 2025, the City of New York proposed legislation requiring any autonomous vehicles operated by ridesharing companies to hold a valid medallion and be operated by a human driver at all times. If enacted, such legislation could meaningfully increase the strategic value of the medallion license in an autonomous vehicle environment. There can be no guarantee that such legislation will be passed. If it is not enacted, the introduction of autonomous vehicles into NYC’s mobility market without a medallion requirement could significantly reduce demand for conventional taxi service and adversely impact the value of our medallion assets.

The Central Business District Tolling Program could result in increased costs to operate taxis, and there is significant uncertainty around the program’s future.

On January 5, 2025, the Metropolitan Transportation Authority enacted a Central Business District (“CBD”) Tolling Program that imposes tolls on vehicles entering or remaining in the area of Manhattan south of 60th Street. Under the program, rideshare companies are charged $1.50 per trip and NYC taxis are charged $0.75 per trip, which provides a relative cost advantage for taxis. Nevertheless, the tolling program could increase operating costs for taxis within the CBD, which has historically been one of the areas of NYC most heavily served by taxis.

On February 19, 2025, the Trump administration moved to revoke federal approval of the tolling program, prompting the MTA to file a lawsuit. Environmental and advocacy organizations have also filed to join the lawsuit. A federal judge issued a temporary restraining order on May 27, 2025, allowing tolls to remain while the litigation continues. As of the date of this Annual Report, the lawsuit remains ongoing. The uncertainty around the tolling program makes it difficult to predict its effect on our financial condition and results of operations.

An economic downturn in NYC or reduction in discretionary spending could adversely affect our business.

Substantially all of our revenue and asset value is derived from NYC taxi medallion loans and Owned Medallions. Our performance is subject to economic conditions and their impact on discretionary passenger spending. Factors including recession, inflation, unemployment, consumer debt levels, energy prices, and consumer confidence may reduce demand for taxi service. Passengers tend to shift to lower-cost alternatives during recessionary periods. Similarly, small businesses and individuals that do not have substantial resources—including many of the taxi drivers and fleet operators we do business with—tend to be more adversely affected by poor economic conditions. We cannot assure you that we will be able to sufficiently diversify our operations outside of the NYC market.

Public health crises, natural disasters, terrorist attacks, or other catastrophic events could harm our operations and profitability.

Our business could be adversely affected by public health crises, pandemics, natural disasters, terrorist attacks, or other catastrophic events. Any widespread public health emergency could result in economic volatility, deteriorations in employment levels, and adverse business conditions that materially affect our business, operating results, and financial condition. The COVID-19 pandemic demonstrated the significant negative impact that such events can have on the taxi industry, as recurring payments on our medallion loans decreased significantly and we were forced to implement payment modifications and holidays. A future pandemic or similar event could materially impact the taxi industry by reducing passenger demand, causing driver shortages, and disrupting supply chains. Our business is concentrated in NYC, which has historically been a target for terrorist threats and is vulnerable to severe weather events, the frequency of which may increase due to climate change.

The full extent to which any future disruption would impact our operations depends on factors that are highly uncertain and cannot be predicted, including the duration, severity, and scope of the event and the resulting governmental and private sector responses. The impact of climate change may further increase these risks through more frequent extreme weather events and their effect on critical infrastructure.

Changes in taxicab regulations that result in the issuance of additional medallions or increases in operating expenses could decrease the value of our assets.

The TLC limits the supply of medallions in NYC, currently capped at 13,587. Actions that result in the issuance of additional medallions could decrease medallion values in our market. While we do not believe there are current plans to issue new medallions, we cannot forecast with certainty whether increases in supply will occur. In addition, taxicab fares are set by government agencies, but expenses are largely unregulated. Rising operating expenses—including gas prices, insurance, and vehicle costs—can render operations less profitable, cause borrowers to default on loans, and adversely affect the value of our collateral and Owned Medallions.

Risks Related to Regulation, Cybersecurity, and Litigation

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

As an emerging growth company, we may take advantage of certain exemptions from reporting requirements, including deferral of compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which could make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important.

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the first sale of our common equity pursuant to an effective Securities Act registration statement; (ii) the last day of the fiscal year in which our total annual gross revenues are at least $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt during the previous three years; and (iv) the date on which we become a “large accelerated filer,” which generally occurs as of the first day of the following fiscal year if, as of the last business day of our second fiscal quarter (for a calendar‑year company, June 30), our public float is $700 million or more and we meet the other requirements for that status. We cannot predict whether investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. However, as an emerging growth company and a non-accelerated filer, we are not required to include an auditor attestation report under Section 404(b) of the Sarbanes-Oxley Act, for so long as we maintain either of those statuses. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

While documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify weaknesses and deficiencies in our internal controls over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Generally, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects, as well as the trading price of our common stock and warrants.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our reported financial information and this may lead to a decline in our stock price.

We have in the past identified material weaknesses and significant deficiencies in our internal controls. All previously identified material weaknesses have been remediated, however, our discovery of additional material weaknesses or significant deficiencies in our internal control over financial reporting could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.

Even if we do not detect deficiencies, our internal control over financial reporting will not prevent or detect all errors and fraud, and individuals, including employees and contractors, could circumvent such controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

In addition, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. Should we encounter such difficulties, our investors could lose confidence in the reliability of our reported financial information and trading price of our common stock could be negatively impacted.

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

For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the Inflation Reduction Act, or the IRA, and the One Big Beautiful Bill Act (the “OBBBA”) made many significant changes to U.S. tax laws, including the imposition by the IRA of, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases, and the OBBBA, which was enacted in the United States on July 4, 2025, permanently extended certain expiring provisions of the TCJA. In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Our business may be negatively impacted by imposed tariffs on imports from foreign countries.

The United States has recently imposed new or higher tariffs on a large number of products exported by U.S. trading partners. In response, many of those trading partners have imposed or proposed new or higher tariffs on American products. Although the U.S. Supreme Court recently ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, and invalidated those tariffs that President Trump imposed under IEEPA, the administration has announced across-the-board tariffs of 15 percent under Section 122 of the Trade Act of 1974, and we expect that the President may impose tariffs under other authority when these short-term tariffs expire. Continuing changes in U.S. and foreign government trade policies and a heightened risk of further increased tariffs that impose barriers to international trade could further decrease international demand. Our business and operating results are substantially dependent on international trade.

The tariff environment has been dynamic in 2025, with changes occurring on an ongoing basis. We expect that additional developments will occur in the future, as a result of negotiations between the U.S. and trade partners and the recent ruling by the U.S. Supreme Court regarding legal challenges to certain of the tariffs including imposition of additional tariffs by the U.S. The actual impact of the tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs, any countermeasures that the target countries may take, the result of negotiations between the U.S. and trade partners, how our suppliers react, and any mitigating actions that may become available. In addition, lower courts and administrative processes will need to provide guidance with respect to refund-related questions with respect to the IEEPA tariffs paid prior to the U.S. Supreme Court decision.

We currently operate a taxi fleet and intend to expand the size of our fleet. To expand our taxi fleet, the Company intends to purchase additional vehicles. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the tariff on imports from foreign countries could adversely affect our business, including an increase to the cost of vehicles the Company intends to purchase in the future and supply chain disruptions that limit our ability to purchase vehicles and the required component parts to convert vehicles into taxicabs. The extent and duration of any tariffs or related market disruptions are impossible to predict, but could be substantial and may also have the effect of heightening other risks listed this Annual Report on Form 10-K, which could materially adversely affect our business, profitability and financial condition.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations, cash flows, and financial condition.

The global economy has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve raised interest rates multiple times in response to concerns about inflation and, although it recently lowered interest rates, there is no guarantee that it will continue to lower rates or that it will not raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing conflict in Israel and surrounding areas, the ongoing military conflict between Russia and Ukraine, and the ongoing conflict in the Middle East have created the Credit Facility. volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Risks Related to Our Externalized Management and Corporate Structure

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

Our executive officers, directors, and Manager may allocate time to other businesses, causing potential conflicts of interest.

While members of our management team anticipate devoting a substantial amount of time to our affairs, our executive officers, directors, Manager and other members of our management team may engage in other business activities. This may result in conflicts of interest in allocating time between our operations and other businesses. Their other business endeavors may involve related or unrelated parties. Such conflicts may not always be resolved in our favor and may materially adversely affect our results. Andrew Milgram (Chief Executive Officer and a member of our on the Board of MCC), Paul Arrouet (President of MCC), and entities affiliated with them are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us and do not have any duty to refrain from doing so. Andrew Milgram, Paul Arrouet or their affiliates may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunities. In any of these matters, the interests of Andrew Milgram, Paul Arrouet and their affiliates and other businesses owned by or affiliated with them may differ or conflict with the interests of our other stockholders. Any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the trading price of our common stock and warrants.

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

Our only material assets are our direct and indirect interests in our subsidiaries, and we are accordingly dependent upon our subsidiaries to pay dividends and taxes and other expenses.

We are a holding company and have no material assets other than our interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries (including the DePalma Companies) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, declared by us. The terms of any credit agreements or other borrowing arrangements we or our subsidiaries enter into in the future may impose restrictions on the ability to pay dividends to us. To the extent that we need funds, and any of our direct or indirect subsidiaries is restricted from making such distributions under these debt agreements or applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We may become subject to the Investment Company Act, which could impose significant registration and compliance costs.

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

We may be required to register as an investment company if we are unable to maintain an applicable exemption.

The Revolving Facility Loan Agreement provides that an “Event of Default” occurs if any MCC Entity or the pool of pledged collateral is required to register as an “investment company” within the meaning of Section 8 of the Investment Company Act. We have represented that no MCC Entity is an “investment company” or a company “controlled” by an “investment company” under the Investment Company Act. If we were required to register as an investment company, we would be subject to extensive regulatory requirements that could significantly affect our ability to operate our business and could constitute an Event of Default under the Loan Agreement.

Fluctuations in our tax obligations and effective tax rate may result in volatility of operating results.

We are subject to taxes by U.S. federal, state, and local authorities, and our tax liabilities are affected by the allocation of expenses across jurisdictions. Our effective tax rate for the year ended December 31, 2025 was 537.3%, driven primarily by the one-time recognition of a $54.1 million deferred tax liability in connection with the Business Combination. While we expect the effective tax rate to normalize in future periods, our tax rate could be subject to volatility due to changes in the valuation of deferred tax assets and liabilities, the timing and amount of release of valuation allowances, changes in tax laws, future earnings being lower than anticipated, and the outcome of tax audits. The enactment of the One Big Beautiful Bill Act in July 2025 did not materially impact our income tax provision for 2025, but future legislative changes could affect our tax structure.

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

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

We cannot remove our Manager solely for poor performance, and our Manager may resign on 180 days' notice, which could result in disruption to our operations.

Under the terms of the MSA, our Manager may not be removed as a result of underperformance and may only be removed in limited circumstances. Our Manager also has the right to resign at any time on 180 days' written notice, whether we have found a replacement or not. If our Manager resigns or is removed, we may not be able to contract with a new manager or hire internal management with similar expertise on acceptable terms, in which case our operations would likely be disrupted and our financial condition, business, and results of operations would likely be adversely affected. Even if we retain comparable management, integration challenges could result in additional costs and delays. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Services Agreement” for more information

Our reliance on our service providers to conduct our operations will be a significant expense and could limit the amount of our free cash flow.

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

Risks Relating to an Investment in Our Securities

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock and warrants trade on the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility can depress the market price of our common stock and warrants for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like the New York Stock Exchange (“NYSE”) or Nasdaq. Accordingly, stockholders may have difficulty reselling any of their shares or warrants, and the lack of liquidity may negatively impact our ability to pursue strategic alternatives. We intend to attempt to uplist our securities on a national securities exchange (e.g., NYSE or Nasdaq) but may not be able to do so in a timely manner or ever.

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

The Company’s common stock is currently traded on the OTCQX which has minimum requirements that a company must meet in order to remain listed. For example, these requirements include maintaining compliance with Section 1.1(G) of the OTCQX Rules for U.S. Companies requiring a 10% public float for continued eligibility on the OTCQX (the “Float Rule”). On April 7, 2025, we had ninety (90) days from such date, or July 6, 2025, to comply with Section the Float Rule. On July 3, 2025, we requested from OTCQX an additional ninety (90) day extension to comply with the Float Rule. OTCQX granted our extension on July 9, 2025, and we came into compliance with the Float Rule prior to the extended deadline on October 10, 2025. As of the date of this Annual Report, our common stock is in compliance with the Float Rule, although we cannot make any assurances that the Company will be able to continue complying with this requirement, or other qualitative and quantitative requirements, for continued quotation of its common stock on the OTCQX.

In addition, on June 18, 2025, OTCQX notified us that the bid price for our warrants had closed below $0.10 for more than 30 consecutive calendar days, and thus the Company no longer met the minimum bid requirement for continued qualification for the OTCQX International Tier as per Section 2.1(a) of the OTCQX Rules for U.S. Companies (the “Minimum Bid Rule”). However, on

September 3, 2025, our warrants regained compliance with the Minimum Bid Rule and remain in compliance with the Minimum Bid Rule as of the date of this Annual Report.

If either our common stock or our warrants are delisted from OTCQX, they would instead be quoted on the OTCQB, a lower tier of the OTC Markets.

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

We expect to be a “controlled company” within the meaning of Nasdaq rules and, as a result, will qualify for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.

The Manager currently controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under Nasdaq corporate governance standards. As a controlled company, exemptions under the standards will free us from the obligation to comply with certain corporate governance requirements, including the requirements:

•
that a majority of our board of directors consists of “independent directors” as defined under Nasdaq rules;
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

We may choose to rely upon these exemptions. These exemptions, however, do not modify the independence requirements for our audit committee and we intend to comply with the requirements of Rule 10A-3 of the Exchange Act and Nasdaq rules within the applicable time frame.

The Manager controls a significant percentage of our outstanding voting power and can significantly influence corporate actions.

The Manager controlled and may be deemed to beneficially own up to 89.3% of our common stock as of December 31, 2025. As long as the Manager beneficially owns a significant percentage of our outstanding voting power, it can significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors, amendments to our charter documents, and the approval of significant corporate transactions. The Manager’s interests may not align with those of our other stockholders, and this concentration of voting power could delay or prevent a change in control or otherwise discourage potential acquirers.

Resales of shares by the Manager and other significant stockholders pursuant to registration rights could depress the market price of our securities.

As of December 31, 2025, the Manager controlled approximately 89.3% of our common stock, all of which may be registered for resale under the Securities Act pursuant to a registration rights agreement. A large number of shares sold in the market, or the perception that such sales may occur, could reduce the market price of our securities and depress their trading volume.

We face significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We have faced increased legal, accounting, administrative and other costs and expenses as a public company that we and our subsidiaries did not incur as private companies. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges impose additional reporting and other obligations on public companies. Compliance with public company requirements have increased costs and made certain activities more time-consuming. A number of those requirements have required us to carry out activities we and our subsidiaries have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs could require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

The Manager controlled and may be deemed to beneficially own up to 89.3% of our common stock as of December 31, 2025. As long as the Manager beneficially owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The Manager’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our securities to decline or prevent security holders from realizing a premium over the market price for such securities.

The Manager’s interests may not align with the interests of our other security holders. See “—Risks Related to Our Externalized Management and Corporate Structure” for more detail.

Resales of the shares of our securities pursuant to the registration rights agreement could depress the market price of our securities.

As of December 31, 2025, Manager controlled, and may be deemed to beneficially own, approximately 89.3% of our common stock. All such shares of our common stock held by the Manager may be registered for resale under the Securities Act pursuant to a registration rights agreement entered into with the Manager. As a result, there may be a large number of our securities sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities. Such sales of our securities or the perception of such sales may depress the market price of our securities. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships and Transactions with Directors, Executive Officers and Significant Stockholders—Registration Rights Agreement” for more information.

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

While we intend to seek listing on Nasdaq, NYSE or another national stock exchange when our company is eligible, there can be no assurance when or if our common stock will be listed on Nasdaq, NYSE or another national stock exchange. Until then, we expect our securities to remain volatile and lack the liquidity of larger companies.

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

Present and potential conflicts of interest could arise between us and our Manager, executive officers, directors, or entities affiliated with them.

Present and potential conflicts of interest exist between us and Andrew Milgram, Paul Arrouet, and entities owned by or affiliated with them concerning business transactions, competitive activities, and business opportunities. As our Manager, MAM receives fees and other compensation. Mr. Milgram and Mr. Arrouet and their affiliates are not restricted from engaging in businesses that compete with us and do not have any duty to refrain from doing so. They may become aware of business opportunities and direct them to other businesses in which they have invested, in which case we may not have the ability to pursue such opportunities. Any actual or perceived conflicts could have an adverse impact on the trading price of our securities.

Risks Related to Our Indebtedness and Financing Arrangements

We have substantial indebtedness, which could adversely affect our financial condition, limit our ability to raise additional capital, and restrict our operational flexibility.

As of December 30, 2025, certain of our subsidiaries have entered into significant financing arrangements, including an up to $120,000,000 secured revolving loan facility (the “Revolving Facility”) under a loan and security agreement (the “Revolving Facility Loan Agreement”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, New York Branch, as agent (the “Agent”), and the lenders party thereto, and an approximately $17.2 million vehicle loan facility (the “Vehicle Facility”; together with the Revolving Facility, the “Facilities”) with Auxilior Capital Partners, Inc. (“Auxilior”). In connection with entering into the Revolving Facility, we used such facility to also acquire 100% of the membership interests in TML IV LLC for approximately $15.8 million. Our substantial indebtedness could have important consequences for our business, including limiting our ability to obtain additional financing on favorable terms or at all; requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds available for operations, future business opportunities, and distributions to stockholders; increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a competitive disadvantage compared to competitors that have less debt.

Our debt agreements contain financial and other restrictive covenants that limit our operational and financial flexibility.

The loan agreements governing the respective Facilities contain financial covenants and other restrictions that limit our ability to engage in activities that may be in our long-term best interest. The Revolving Facility Loan Agreement requires (i) us and our consolidated subsidiaries to maintain consolidated net worth of at least $100,000,000 at all times and, commencing with the fiscal year ending December 31, 2026, and (ii) us to maintain adjusted consolidated net income of not less than $1 per fiscal year. The guaranty associated with the Vehicle Facility requires us to maintain total equity of at least $100,000,000, a total debt-to-equity ratio not to exceed 1.75x, and a debt service coverage ratio of at least 1.0x, with testing for the debt service coverage ratio beginning on June 30, 2027. Additionally, the Revolving Facility Loan Agreement requires DePalma Financing SPV I LLC, as borrower (the “Borrower”), to, on or before January 31, 2026, enter into and maintain interest rate hedging such that the hedge percentage is at all times not less than 80% and not greater than 110% of the estimated Revolving Facility balance. These agreements also contain negative covenants that restrict our ability to incur additional indebtedness, sell medallion loans that are not pledged to the facility without the Agent’s consent, grant liens, make certain investments, dispose of assets, and engage in certain other transactions. A breach of any of these covenants could result in a default under the applicable agreement, which could result in acceleration of the related indebtedness and cross-defaults under our other debt instruments.

Our failure to comply with the financial covenants in our debt agreements could result in acceleration of our outstanding indebtedness and material adverse consequences for our business.

If we fail to comply with the financial covenants or other terms of the Revolving Facility Loan Agreement or the Vehicle Facility Loan Agreement, we would be in default under those agreements. Upon an event of default, the Agent or Auxilior, as applicable, may accelerate the Facilities, exercise remedies under the UCC, and enforce rights in the pledged collateral, including medallion loan receivables, taxicab vehicles, and related assets securing the Facilities. Any such acceleration or enforcement could have a material adverse effect on our business, financial condition, results of operations, and liquidity, including, in the case of the Vehicle Facility, triggering an obligation to pay prepayment fees in addition to outstanding principal and accrued interest.

Cross-default provisions in our debt agreements may cause all of our outstanding indebtedness to become immediately due and payable as a result of a default under a single debt instrument.

Our debt agreements contain cross-default provisions. The Revolving Facility Loan Agreement provides that an event of default occurs if we or any of our consolidated subsidiaries fails to pay any indebtedness in an aggregate amount in excess of the applicable threshold amount (which is $25,000 for the Borrower and $1,000,000 for us or DePalma I) when due, or if any other default occurs under such indebtedness that permits the holder thereof to accelerate the maturity of such indebtedness. Similarly, the Vehicle Facility

Loan Agreement provides that a cross-default occurs upon a payment or other default by the Borrower or its affiliates under either any loan, lease, guaranty, or other financial obligation to Auxilior or its affiliates or any material loan, lease, guaranty, or other material financial obligation to any third party. As a result, a default under one debt instrument could trigger defaults under our other debt agreements, which could result in the acceleration of all of our outstanding indebtedness. If our outstanding indebtedness were accelerated, we may not have sufficient funds to repay such indebtedness, which could have a material adverse effect on our financial condition and results of operations.

We are exposed to interest rate risk under our revolving loan facility, and an increase in interest rates could increase our debt service obligations and adversely affect our results of operations.

Advances under the Revolving Facility bear interest at a rate that, as set forth in the Revolving Facility and depending on funding sources, references either the applicable commercial paper rate or an alternative funding/base rate, together with specified margins and fees. As a result, we are exposed to interest rate fluctuations that could increase our debt service costs. Although the Revolving Facility Loan Agreement requires us to maintain interest rate hedging such that the hedge percentage is at all times on and after January 31, 2026, not less than 80% and not greater than 110% of the estimated Facility balance, our hedging arrangements may not fully protect us from interest rate volatility. Significant increases in interest rates could increase our cost of capital, reduce our profitability, and adversely affect our financial condition and results of operations.

Our hedging arrangements expose us to certain risks, including counterparty credit risk and the risk that our hedges may not be effective.

The Revolving Facility Loan Agreement requires the Borrower to maintain interest rate hedging through interest rate caps, swaps, or other instruments acceptable to the Agent. While these hedging arrangements are intended to mitigate our exposure to interest rate fluctuations, they expose us to certain risks, including the risk that our hedging counterparties may fail to perform their obligations under the applicable hedging agreements. The Revolving Facility Loan Agreement provides that a failure by a hedge counterparty (other than DZ Bank or an affiliate thereof) to be an eligible hedge provider, or the occurrence of an “event of default” or “termination event” under any hedge agreement that is not cured within 30 days, constitutes an event of default. Additionally, our hedging arrangements may not be effective in fully mitigating interest rate risk, and we may incur costs to maintain the required level of hedging. Failure to maintain the required hedging arrangements could also constitute an early amortization event under the Revolving Facility Loan Agreement, which would terminate the revolving period and could materially adversely affect our liquidity and financial condition. Any event of default under any hedge agreement could constitute an early amortization event to the extent DZ Bank delivers notice to terminate during the revolving period.

Regulatory changes, including changes in capital adequacy requirements, could increase our cost of borrowing and adversely affect our business.

The Revolving Facility Loan Agreement provides that if any change in law imposes reserve requirements, capital adequacy requirements, or other conditions that increase the cost to any Lender of making or maintaining advances under the Revolving Facility or reduce the amount receivable by any Lender, we are obligated to pay such Lender additional amounts to compensate for such increased costs or reduced returns. Similarly, changes in law relating to the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III requirements, or other regulatory changes are expressly deemed to constitute a “Change in Law” under the Revolving Facility Loan Agreement. Any such regulatory changes could materially increase our cost of capital and adversely affect our financial condition and results of operations.

Risks Related to Our Taxi Business and Collateral

Our business is concentrated in taxi medallion loans, taxicab operations and related assets, and adverse developments in the taxi industry could materially adversely affect our business.

A significant portion of the collateral securing the Revolving Facility consists of eligible medallion loan receivables restructured under the MRP+ program, taxi medallion collateral, and related program rights. Advances under the Revolving Facility are made at a rate of 80% of the eligible receivables balance as further described under the Revolving Facility. Our business is therefore highly dependent on the value and performance of taxi medallion loans and the underlying taxi medallion collateral. The taxi industry has experienced significant disruption in recent years due to increased competition from ride-sharing services and other factors, which has resulted in substantial declines in the value of taxi medallions. The Revolving Facility Loan Agreement defines specific eligibility criteria for receivables, including requirements that medallion loans be restructured in conformity with the MRP+ program documents, have interest rates of not less than 7.30% per annum, and have a maximum term of 25 years. If taxi medallion values decline further, or if borrowers under our medallion loans experience increased rates of delinquency or default, the value of the collateral securing the Revolving Facility could be impaired, and we could experience losses that would materially adversely affect our financial condition and results of operations.

Aspects of our business depends on the continued operation of the MRP+ program, and any adverse changes to the program could harm our business.

The Revolving Facility is secured in significant part by medallion loan receivables restructured under the MRP+ program. Our ability to realize value from these receivables depends on the continued operation and effectiveness of the MRP+ program and the related supplemental loan deficiency guaranty. The Revolving Facility Loan Agreement defines an “MRP+ Program Impairment” as an event of default, which includes events such as (i) the City of New York failing to authorize funds as required to fully fund the MRP+ program, (ii) the Borrower failing to be a “Lender” under the MRP+ program documents entitled to the benefits of the Supplemental Loan Deficiency Guaranty, or (iii) any significant dispute, breach, violation, challenge, litigation, or other development arising in respect of the MRP+ program that could reasonably be expected to have a material adverse effect. Any such impairment could trigger an event of default under the Revolving Facility Loan Agreement, resulting in acceleration of the Revolving Facility and enforcement of remedies against the pledged collateral. We have no control over the administration of the MRP+ program, and there can be no assurance that the program will continue to operate in a manner that supports the value of our receivables.

Delinquency and default rate triggers in the Revolving Facility Loan Agreement could cause early amortization of the Revolving Facility, which could adversely affect our liquidity.

The Revolving Facility Loan Agreement includes early amortization events that cause the revolving period to terminate automatically. These triggers include: (i) certain delinquency and reserve events (when the delinquency ratio exceeds 40.00% and the reserve fund coverage ratio is less than 90.00%, as further described in the Revolving Facility Loan Agreement), (ii) a default rate event (when the annualized default rate, as further described in the Revolving Facility Loan Agreement, exceeds 2.00%), (iii) an excess spread failure (when the excess spread is less than the excess spread minimum, as further described in the Revolving Facility
Loan Agreement), (iv) failure to satisfy the hedge requirement, as further described in the Revolving Facility Loan Agreement, that continues unremedied for at least 10 Business Days, and (v) an MRP+ program impairment, as further described in the Revolving Facility Loan Agreement. If any of these triggers are breached, the end date for the revolving period will occur automatically, the revolving period will immediately terminate, the amortization period will commence, and the Lenders will not be obligated to make any further advances. We would be required to use available cash to repay outstanding amounts rather than for working capital or other business purposes, which could have a material adverse effect on our liquidity and our ability to operate our business.

Separately, the Revolving Facility Loan Agreement provides that an event of default occurs if, for any remittance period under such agreement, (i) both the delinquency ratio exceeds 42.0% and the reserve fund coverage ratio is less than 90.0%, or (ii) the annualized default rate exceeds 4.0%. Upon an event of default, the Agent may accelerate all outstanding amounts and exercise remedies against the pledged collateral.

The acquisition of TML IV LLC exposes us to risks related to the taxi medallion lending business and the integration of this acquired business.

On December 30, 2025, in connection with entry into the Revolving Facility, we used such facility to acquire 100% of the membership interests in TML IV from TML Holding, Inc. for approximately $15.8 million, with the proceeds paid directly to DZ Bank in full satisfaction of obligations owed by TML IV under the Term Debt Security Purchase Agreement entered into with respect thereto. TML IV's business is exclusively engaged in owning, holding, administering, and financing taxi medallion loans, and its medallion loans have been serviced by Field Point under a Medallion Loan Servicing Agreement. This acquisition increases our concentration in the taxi medallion lending business and exposes us to the risks associated with TML IV's loan portfolio, including credit risk, interest rate risk, and risks related to the value of the underlying medallion collateral. The representations, warranties, and indemnities we obtained in connection with the acquisition under the Membership Interest Purchase Agreement entered into with respect thereto, including customary representations concerning ownership of the medallion loans and compliance with certain agreements to which TML IV and DZ Bank are parties, may not fully protect us against losses we could incur as a result of liabilities or issues arising from TML IV's business. The survival period for certain representations and warranties is limited, and any claims we may have under these provisions may be limited by various factors, including the maximum indemnification cap and other limitations on recovery.

Our Mini Corps vehicle financing is subject to risks related to vehicle depreciation, maintenance, and other factors that could adversely affect the value of the vehicle collateral.

On December 31, 2025, certain wholly owned subsidiaries of DePalma II (each a “Mini Corp” and collectively, the “Mini Corps,” as described in “Item 1. Business”) entered into the Vehicle Facility Loan Agreement with Auxilior (the “Vehicle Facility Loan Agreement”) to finance approximately 518 Toyota Sienna taxicab vehicles in an aggregate amount of approximately $17.2 million. The obligations under the Vehicle Facility Loan Agreement are secured by a security interest in the vehicles owned by the Mini Corps, excluding any related taxi medallions. The promissory notes under the Vehicle Facility Loan Agreement bear interest at a fixed rate of 8.5% per annum, with a late charge of 5% for payments more than five days past due and a default interest rate of an additional 3% per annum. Vehicles are depreciating assets, and the value of the vehicle collateral may decline over time due to depreciation, wear and tear, damage, or other factors. The Vehicle Facility Loan Agreement requires the Mini Corps to use the equipment solely in the continental United States and in the conduct of their business, to maintain the equipment in accordance with the manufacturer's recommended specifications, and to keep the vehicles insured in compliance with the requirements of the TLC for yellow taxi medallion operations. Additionally, the Mini Corps must provide monthly mileage reporting beginning June 30, 2026. Failure to comply with these covenants could result in an event of default. The Vehicle Facility Loan Agreement requires the Mini Corps to notify Auxilior of any material damage, loss, theft, destruction, or governmental confiscation of any vehicle within ten (10) days of the end of the applicable calendar quarter. In the case of a total loss, the Mini Corps are required to prepay the outstanding obligations attributable to the lost vehicle; in the case of repairable damage, they must promptly effect repairs. The failure to comply with these obligations may result in the occurrence of an event of default.

Risks Related to Our Guaranty Obligations and Corporate Structure

MCC has provided performance and other guaranties in connection with our financing arrangements, which could adversely affect our financial condition if our subsidiaries fail to perform their obligations.

MCC has executed a performance guaranty in favor of the Borrower, DZ Bank, and the Lenders under the Revolving Facility Loan Agreement, pursuant to which MCC unconditionally guaranteed certain obligations of DePalma I as a servicer under the Revolving Facility Loan Agreement and as seller under a purchase and contribution agreement with the Borrower, as buyer. The performance guaranty includes financial covenants requiring MCC to maintain a consolidated net worth of at least $100,000,000 at all times and, commencing with the fiscal year ending December 31, 2026, adjusted consolidated net income of at least $1 per fiscal year. Additionally, MCC, DePalma I, DePalma II, and Septuagint Solutions LLC executed a guaranty in favor of Auxilior guaranteeing the obligations under the Vehicle Facility Loan Agreement. The guaranty in favor of Auxilior requires MCC to maintain total equity of at least $100,000,000, a total debt-to-equity ratio not to exceed 1.75x, and a debt service coverage ratio of at least 1.0x (with testing for the debt service coverage ratio to begin on June 30, 2027). If the applicable subsidiaries fail to perform their obligations under these agreements, MCC could be required to satisfy these guaranty obligations, which could have a material adverse effect on our financial condition, liquidity, and ability to make distributions to stockholders. Failure to comply with these financial covenants could result in a default under the applicable Guaranty.

A change of control could trigger defaults under our debt agreements.

The Revolving Facility Loan Agreement defines a “Change of Control” as including, among other things, (i) the failure of DePalma I to directly own and control 100% of the outstanding equity interests of the Borrower, (ii) the failure of MCC to, directly or indirectly, own and control at least 80% of the outstanding equity interests of DePalma I, (iii) the sale, lease, or transfer of all or substantially all of the assets of MCC and its subsidiaries to any person other than a “Permitted Holder” (as defined therein), (iv) any person or group (other than a permitted holder) becoming the beneficial owner of 50% or more of the voting equity interests of MCC, or (v) MCC ceasing to be managed by MAM pursuant to the Management Services Agreement. A Change of Control constitutes an event of default under the Revolving Facility Loan Agreement. Similarly, in connection with the Vehicle Facility, the guaranty in favor of Auxilior provides that a default occurs if (i) MCC is privately held and effective control of its voting capital stock is not retained by the present holders (unless MCC provides 30 days' prior written notice and Auxilior consents), or (ii) MCC is publicly held and there is a material change in the ownership of MCC's capital stock, unless Auxilior is satisfied as to MCC’s creditworthiness and conformance to Auxilior's standard criteria immediately thereafter. Any such Change of Control could result in acceleration of our outstanding indebtedness and could have a material adverse effect on our business, financial condition, and results of operations.

Our special-purpose entity structure is subject to various restrictions and could be impaired.

The Borrower under the Revolving Facility Loan Agreement is structured as a special-purpose entity and is subject to various separateness covenants designed to ensure that the Borrower maintains its separate legal existence and that its assets are not consolidated with those of its affiliates in the event of an insolvency proceeding. These covenants include requirements that the Borrower (i) not commingle its assets with those of any other person, (ii) maintain separate books and records, (iii) maintain its legal existence separate from MCC and its other affiliates, (iv) not incur debt other than under the Revolving Facility Loan Agreement and related transaction documents, (v) maintain at least two independent managers at all times, and (vi) not dissolve, liquidate, or wind up. Failure to comply with these separateness covenants could result in a court substantively consolidating the assets and liabilities of the Borrower with those of MCC or its other affiliates in the event of an insolvency proceeding, which could adversely affect the Lenders' recovery under the Revolving Facility Loan Agreement and constitute an event of default thereunder.

We are subject to extensive reporting requirements and audit obligations that could be burdensome and costly.

The Revolving Facility Loan Agreement requires the Borrower and DePalma I to provide extensive periodic reporting to the Agent, including monthly settlement reports, quarterly and annual financial statements, compliance certificates, and other reports and notices. The Revolving Facility Loan Agreement also requires semi-annual compliance reviews and permits the Agent and the Lenders to inspect the Borrower's and DePalma I’s records and operations. Failure to deliver any required report, certificate, financial statement, or notice within the applicable time periods (subject to a five business day cure period) constitutes an event of default. The costs of complying with these reporting requirements, and the potential consequences of any failure to comply, could be material.

Risks Related to Legal and Regulatory Matters

We are subject to anti-corruption, anti-money laundering, and sanctions compliance requirements, and any violations could result in significant penalties and reputational harm.

The Revolving Facility Loan Agreement requires compliance with Anti-Corruption Laws, Anti-Terrorism Laws (including the USA PATRIOT Act and the Bank Secrecy Act), and applicable sanctions. We are required to ensure that no MCC entity, director, officer, or employee is a sanctioned person, and that no proceeds of the Revolving Facility will be used to fund any operations in, finance any investments in, or make any payments to, a sanctioned country or sanctioned person in violation of applicable law. We are required to provide immediate notice if any MCC entity has actual knowledge that any MCC entity or affiliate is listed on the OFAC Lists or is convicted, pleads nolo contendere, is indicted, or is arraigned and held over on charges involving money laundering or predicate crimes to money laundering. Any violation of these requirements could result in significant civil and criminal penalties, reputational harm, and could constitute an “Event of Default” under our debt agreements.

We may be exposed to risks related to our securities and confidential information.

The Revolving Facility Loan Agreement contains provisions regarding the treatment of material non-public information (“MNPI”) and acknowledgements that trading in MCC's securities while in possession of MNPI could subject parties to liability under U.S. federal and state securities laws related to insider trading. The Agent and lenders thereunder have agreed not to trade in MCC’s securities on the basis of MNPI and not to convey confidential information in a manner that would violate applicable insider trading laws. However, the disclosure of confidential information to the Agent, lenders, and their affiliates, as well as the potential posting of transaction information to rating agency websites pursuant to Rule 17g-5, creates risks that confidential or sensitive information could be inadvertently disclosed or misused.

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

Cybersecurity partners, including assessors, consultants, advisors, and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise and engage with these partners to monitor and maintain the performance and effectiveness of IT assets, data and services. The cybersecurity partners provide services including, but not limited to configuration management, penetration testing, network protection and monitoring, remote monitoring and management, user activity monitoring, data backups management, infrastructure maintenance, cybersecurity strategy, and cyber risk advisory, assessment, and remediation.

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

Governance & Oversight

Our Audit Committee of the Board of Directors is responsible for overseeing cybersecurity risk and periodically updates our board of directors on such matters. The Audit Committee is comprised of Harvey Golub, Meera Joshi and Frederick C. Herbst, each of whom has been determined to be an independent director. Mr. Herbst, who serves as chair of the Audit Committee, has been designated as an “audit committee financial expert” as defined in applicable SEC rules and has over 40 years of experience in the financial services sector, including service as Chief Financial Officer of multiple publicly traded companies where he was responsible for overseeing internal controls and risk management, providing him with valuable expertise in understanding the internal control and risk management aspects of cybersecurity. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business, results of operations, or financial condition.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our executive officers work closely with third-party cybersecurity consultants and our managed IT service provider, who bring specialized expertise in identifying, assessing, and mitigating cyber threats. Management briefs the Audit Committee on cyber threats and vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks, including necessary updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

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

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in various legal proceedings incident to the ordinary course of our business, including collection matters with respect to certain loans. To the extent relevant, we intend to vigorously defend any outstanding claims and pursue our legal rights. We are not currently a party to any legal proceedings that we believe are material to our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQX under the symbol MGTE. Quotes on OTCQX represent inter-dealer prices that do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders

As of March 19, 2026, there were 148 holders of record of our common stock and 17 holders of record of our warrants. The actual number of stockholders of our common stock is greater than the number of record holders and includes stockholders whose shares of common stock are held in street name by brokers and other nominees.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless context otherwise requires, all references in this section to “we”, “us”, “our” or “the Company” refer to Marblegate Capital Corporation, however historical references to “we”, “us”, “our” or “the Company” may refer to the historical operations of the DePalma Companies prior to the Business Combination. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a fully integrated operating platform combining fleet operations and medallion-backed specialty finance, with operations focused in the New York City (“NYC”) regulated mobility market. Our business is centered on the NYC taxi medallion—a scarce, municipally regulated license that is the sole authorization to operate a vehicle for street-hail service in the City of New York—which we view as a critical piece of NYC’s mobility infrastructure. We are the largest combined lender to, and owner of, NYC taxi medallions and operate the largest taxi fleet in New York City, based on active vehicle data reported by the TLC, through Signal Taxi. Our goal is to achieve superior risk-adjusted returns for our stockholders by maintaining a focus on capital preservation, current revenues and capital appreciation. Our core philosophy is to work with key stakeholders in NYC’s mobility ecosystem to facilitate an industry-wide restructuring of historical medallion lending practices, to position the taxi medallion as a stabilized income-producing asset, and to support the long-term role of regulated street-hail service as an essential and enduring component of New York City’s transportation network. Accordingly, we regularly explore complementary business opportunities, including potential mergers and acquisitions, that would allow us to further develop our position in the broader urban mobility landscape.

We were originally formed by MAC, a Delaware corporation and special purpose acquisition company, on February 2, 2023 to be the surviving company in connection with Business Combination with the DePalma Companies. On April 7, 2025 (the “Closing Date”), we consummated the Business Combination contemplated by that certain Business Combination Agreement, by and among us, MAC, the Manager, MAC Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of us, and the DePalma Companies, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in us becoming a publicly traded company and the surviving company. Immediately prior to the consummation of the Business Combination, on April 7, 2025, as contemplated by the Business Combination Agreement, we and the DePalma Companies effected a series of reorganization transactions, resulting in the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies. As a result of the Business Combination, we are a holding company and substantially all of our assets and operations are conducted through our subsidiaries.

Our operations are managed by the Manager pursuant to the MSA. Pursuant to the MSA, the Manager provides certain management services including, but not limited to, managing our day-to-day business and operations. Under the MSA, the Manager provides management services customarily performed by executive officers and employees of a publicly listed company, including overseeing the acquisition and disposition of our assets, overseeing our loan portfolio, managing our day‑to‑day business and operations, evaluating our financial and operational performance, and providing a management team to serve as our executive officers.

In February 2019, DePalma II entered into a non-controlling joint venture with Kirie Eleison Corp, an unaffiliated strategic partner, and formed Signal Taxi, in which DePalma II held a 50% interest. Signal Taxi is a fully functioning medallion-leasing agent and taxi fleet operating company based in NYC, licensed by the NYC Taxi and Limousine Commission (“NYC TLC”) as an agent/broker for managing NYC taxi medallions, formed for the purpose of operating and servicing taxi medallions. The formation of Signal Taxi also allowed DePalma II to lease the medallions for its fleet operation business. Historically, given the non-controlling nature of the relationship between DePalma II and Signal Taxi, Signal Taxi’s financial statements have not been consolidated; however on April 7, 2025, we, via DePalma II, completed the Signal Taxi Acquisition.

On November 15, 2024, we, via DePalma II, entered into Consulting Agreement with the Consultant to provide operational support and access to physical garage and office space for our medallion leasing business. DePalma II entered into the Consulting Agreement primarily to assist in establishing and growing its taxi fleet operations. In connection with the Consulting Agreement, DePalma II, as lessee, entered into a lease agreement for our taxicab business and garage space to run our taxicab operations. The Consulting Agreement and garage lease each have an initial term of five years, with the garage lease having an additional renewal option available to DePalma II.

We believe we are the largest New York City taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,802 New York City taxi medallions as of December 31, 2025. In addition to our ownership of medallion loans, we believe we are also the largest owner of New York City taxi medallions, with 2,147 Owned Medallions as of December 31, 2025. Further, as of December 31, 2025, we have a managed taxi fleet of approximately 917 vehicles (including approximately 118 vehicles managed under our Consulting Agreement) and approximately 822 active drivers operating Signal Taxi vehicles.

Over time, we plan to transition our portfolio of non-accruing loans and Owned Medallions by selling medallions, primarily with seller financing attached, which is expected to have the impact of increasing interest income from loans. Consistent with our strategy over the last several years, and in response to industry dynamics, we may choose to lease Owned Medallions until sufficient market demand exists to execute a subsequent sale either for cash or with seller financing. We intend to conduct these activities with the primary purposes of protecting the value of the original investment while enabling us to achieve our objectives of capital appreciation and interest income from loans.

On April 10, 2025, our common stock and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively. We have hired and may continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Financial Overview

For the years ended December 31, 2025 and 2024, we generated total revenues of $48.5 million and $21.0 million, respectively. Income from operations for the years ended December 31, 2025 and 2024 was $0.8 million and $6.1 million, respectively. Other income for the years ended December 31, 2025 and 2024 was $9.3 million and $3.3 million, respectively. net income (loss) for the years ended December 31, 2025 and 2024 was ($44.1) million and $9.4 million, respectively.

Through December 31, 2025, we have received approximately $48.4 million of revenue from certain loans subject to the Medallion Relief Program+ established in March 2022 (“MRP+”), of which 30% related to payments made from a New York City-funded deficiency credit support mechanism (the “Reserve Fund”). As of December 31, 2025, we had loans held for investment, at fair value of $281.7 million. For the years ended December 31, 2025 and 2024, we had gross collections of $33.7 million and $36.0 million, respectively, where 36% and 40% of such collections were related to payments made on account of restructurings or resolutions of medallion loans. Gross collections decreased by approximately 6% during the year ended December 31, 2025, as compared to the same period in the prior year and was primarily attributable to a decrease in restructurings of Non-MRP+ large borrowers, compared to the year ended December 31, 2024.

For the year ended December 31, 2025, we realized a year-over-year increase of $0.1 million in regular monthly payments. Non-MRP+ large borrower payments increased by $1.7 million due to restructuring efforts that improved performance in the Non MRP+ NYC cohort, while MRP+ payments decreased by $1.6 million as a result of borrower payoffs and foreclosure of defaulted medallions. Regular monthly collections remained steady at $21.6 million. The 6% decrease in gross collections during the year ended December 31, 2025, compared to the same period in the prior year, was primarily attributable to reduced restructuring activity among Non-MRP+ borrowers.

With respect to delinquencies, as of December 31, 2025 and 2024, the percentage of New York City loans by medallion count in default were 29% and 33%, respectively. The decrease in delinquencies at December 31, 2025 was largely due to the continued foreclosure of non-accruing loans during the year ended December 31, 2025, as well as newly originated medallion loans.

For the years ended December 31, 2025 and 2024, we completed restructurings of loans collateralized by 130 and 139 New York City medallions, respectively. The decrease in restructurings period over period was due to a reduction in the number of New York City non-performing loans requiring restructuring.

For the years ended December 31, 2025 and 2024, we foreclosed on 66 and 254 medallions, respectively. The decrease in the pace of foreclosures was due to the reduced size of the non-accruing loan pool as we have foreclosed on a significant portion of the pool’s non-accruing loans. During the year ended December 31, 2024, four large borrowers accounted for 182 of the foreclosed medallions, which lead to a significant decline period-over-period.

Key Factors Affecting Operating Results

Our performance and future success depends on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

Our balance sheet consists substantially of taxi medallions and loans secured by taxi medallions, which historically have been associated with higher than average delinquency rates and defaults, as substantially all of these loans were acquired after they had defaulted. As of December 31, 2025, we held $361.0 million in aggregate principal of New York City taxi medallion loans, of which approximately 39.6% of Non-MRP+ loans by unpaid principal balance were in default, compared to 65% as of December 31, 2024. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default, we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market, then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. Our taxi medallions are reported at cost and evaluated for impairment. As of December 31, 2025, we held 2,147 New York City medallions, as well as medallions in certain other jurisdictions, with an aggregate carrying value of $359.0 million, compared to 2,061 New York City taxi medallions, as well as medallions in certain other jurisdictions, with an aggregate carrying value of $345.4 million as of December 31, 2024. The value of our taxi medallion and loan portfolio, and the taxi industry in general, is susceptible to risk of loss resulting from, including but not limited to, changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion. Our business is heavily concentrated in medallion collateralized lending and owned medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism, as well as those that affect the City of New York. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of our taxi medallions. In addition, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion collateralized loan, which could impact the value of our owned medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

MRP+

As of December 31, 2025, 33% of our current medallions based on NYC taxi medallion count have participated in the MRP+, See “Item 1. Business-MRP and MRP+ for a detailed description of the program. The Reserve Fund was initially funded with $49 million, and any funding in excess of the initial amount is subject to future appropriations by the New York City Council and is not legally required or committed by the City of New York. The Reserve Fund balance was approximately $30.2 million and $37 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Reserve Fund balance represented approximately 1.3x of the annual debt service.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more were reduced to an initial principal balance of $200,000, and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment in the form of a grant from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less had a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible medallion loan exceed $170,000 per medallion. A reduction in the outstanding principal balance to the restructured principal balance is recorded as a write-down of principal in which no cash is received, at which time a loss is recorded based on the reduction in principal balance. The fair value of loans before and after entering the MRP+ program have seen minimal immediate change in fair value due to our fair value accounting policies for MRP+ and Non-MRP+ loans and the historical valuations of underlying NYC medallion collateral for the period of time in which the MRP+ program has existed.

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

Our Credit Facility requires the maintenance of an interest rate hedge. As of December 31, 2025, we had not yet entered into the required hedging transaction; the hedge was executed on January 26, 2026, within the contractual deadline of January 31, 2026. The hedge is an interest rate swap with a notional amount of $25.0 million, which corresponds to the initial draw on the Credit Facility, and effectively fixes our interest rate exposure on that portion of the Credit Facility at approximately 5.3% through the swap termination in August 2033, with the notional amount amortizing after December 2027 in line with projected loan repayments. The Term Loan bears a fixed interest rate and is not subject to interest rate variability. As the impact of interest rates has generally not been material to our historical operating results, we have not entered into any interest rate swaps or other hedging transactions to mitigate such risks. However, we may do so in the future if interest rates increase and our exposure to interest rates becomes more significant. Furthermore, with respect to our assets that are not MRP+ loans, which consist of New York City Non-MRP+ loans, approximately 40% of which are in default as of December 31, 2025, we believe that we are able to mitigate the impact from any rising interest rates as we are generally able to pass on such increased interest rate costs to the borrowers. For example, with respect to such assets, we generally expect to either refinance the defaulted loans into new medallion loans or restructure the existing loans with new loan terms, in each case at a rate that would reflect the then current market interest rate. As a result, we believe that we have the flexibility to adjust our interest rate exposure with respect to some of our asset portfolio.

While we have implemented hedging arrangements with respect to the Credit Facility and continue to monitor the interest rate and seek to mitigate the impact of interest rates, including potentially implementing any market based hedging strategies, we cannot provide assurance that such measures will fully mitigate the impact of changes in interest rates on our results of operations. Additional draws on the Credit Facility beyond the hedged notional amount, or any future variable-rate borrowings, would increase our exposure to interest rate fluctuations.

Key Components of Results of Operations

We have historically operated and managed our business in two reportable segments: Specialty Finance and Fleet Operations. We also report an Other category that includes corporate-level costs such as the MSA management fee, public company expenses, and directors’ and officers’ insurance. The following discussion of results of operations are based on each of our reportable segments and the Other category for the periods presented.

Revenue

Our revenue has historically been primarily comprised of interest income from the taxi medallion loans and any interest earned from cash on hand. All of the medallion loans are collateralized by one or more taxi medallions, with a significant portion of the loans participating in the MRP+ program. These loans are nonrecourse loans that do not carry a personal guarantee, but rather have credit support from funds provided by the City of New York. Medallion loans that do not participate in the MRP+ program are often further secured by personal guarantees and, in some cases, collateralized with additional collateral such as real estate of the borrowers. Our other revenue has historically been comprised of restructuring fees borrowers are requested to pay as part of the MRP+ program, payments received from the Reserve Fund as they are not contractual payments made by the borrowers, fees received in connection with Non-MRP+ restructurings and settlements, and the resolution of certain litigation and bankruptcy proceedings, as discussed further below.

Effective with the Signal Taxi Acquisition, our revenues also consist of fleet revenues from the leasing of our vehicle fleet and medallions to licensed TLC drivers, in which we act as the lessor. These leases generally are short-term and operate on a weekly basis with drivers renewing each week and payments being settled between the point-of-sale system, us, and the drivers on weekly basis. The leases may specify the weekly rate between medallion cost, vehicle cost, and other fees, or the lease will include all costs in one weekly lease rate agreed upon with a driver, and these fees can vary by lease based on prevailing market rates at the time of agreement. We account for these lease and non-lease components as a combined component in accordance with ASC 606.

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

Other Income (Expense)

We treat the loans purchased as a pool of loans in our books and records. Our purchases of taxi medallion loans have been transacted at significant discounts to par value and we have been working to resolve those loans. Resolution of the loans to date have resulted from (i) loan principal payments, at agreed upon amounts, either at or below par, and/or (ii) foreclosure and possession of collateral, the taxi medallions. In either case, we recognize a gain or loss, which is the difference between the sale proceeds of a loan, or collateral value less foreclosure costs in a foreclosure, and the carrying value. Gains on loans held for investment may derive from principal payments in cash or collateral that exceed the carrying value of the principal amount that was relieved. Losses on loans held for investment may occur upon a reduction in principal balance in a restructuring, including when loans enter the MRP+ program. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. We record changes in fair value on loans held for investment as a result of changes in the fair value of loans collateralized by taxi medallions, as applicable, which are primarily generated through changes in medallion pricing and changes in unpaid principal balances on outstanding loans. Prior period changes in fair value have been included in the carrying value of such loans up until foreclosure.

We also primarily recognize within other income (expense) gains or losses from disposals of medallions, changes in fair value of our warrant liabilities, income earned from the City of New York’s WAV incentive program, and interest expense.

Provision for Income Taxes

Our provision for income taxes consists of federal and state taxes in the US, New York, and New York City.

On April 7, 2025, we consummated the Business Combination, resulting in a non-taxable transaction in accordance with Section 351 of the Internal Revenue Code of 1986, as amended. A portion of the non-corporate members of the DePalma Companies of approximately 83.7% contributed their ownership of the DePalma Companies in exchange for common stock of the Company. Following the Business Combination, we, a corporation, hold an 83.7% ownership interest in the DePalma Companies partnerships. In accordance with ASC 740, we are required to record deferred income taxes related to the difference between the tax basis received and the book basis in our 83.7% ownership interest in the DePalma Companies partnerships. The difference between the tax basis and the book basis in both partnerships was primarily driven by temporary differences within the DePalma Companies partnerships arising from specific assets and liabilities. The temporary differences generated prior to the transaction related to both taxi medallion amortization and unrealized gains and losses on loans held for investment. These items, along with others resulting during the periods presented, resulted in a net deferred tax liability and provision for incomes taxes of $54.1 million during the year ended December 31, 2025. The DePalma Companies are treated as a partnership for U.S. tax purposes and therefore are not subject to federal, state, or local income taxes. Accordingly, there was no provision for income taxes recorded in the historical financial statements prior to the Business Combination.

The Company, along with its wholly owned subsidiary, MAC, will file consolidated tax returns for US federal, New York State, and New York City jurisdictions. The filings will include our newly acquired 83.7% interest in the DePalma Companies.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue:
Fleet revenue	$29,293	$-
Interest income	13,513	15,216
Other revenue	5,726	5,788
Total revenue	48,532	21,004

Operating expenses:
General and administrative	17,547	504
Professional fees	10,133	7,512
Fleet servicing fees, net	6,247	542
Service fee expense	4,536	4,478
Management fee expense - related party	5,929	-
Depreciation expense	3,331	1,884
Total operating expenses	47,723	14,920
Income from operations	809	6,084

Other income:
Gains on loans held for investment, net	8,615	3,168
WAV grant income	555	-
Gains from disposal of medallions	88	103
Change in fair value of warrant liability	21	-
Interest expense	(10)	-
Total other income	9,269	3,271

Income before provision for income taxes	10,078	9,355
Provision for income taxes	(54,140)	-
Net income (loss)	(44,062)	9,355
Net income attributable to non-controlling interest	885	-
Net income (loss) attributable to common stockholders	$(44,947)	$9,355

The following discussion and analysis is for the years ended December 31, 2025 and 2024, respectively.

Revenue

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Revenue:
Fleet revenue	$29,293	$-	—%
Interest income	13,513	15,216	(11)%
Other revenue	5,726	5,788	(1)%
Total revenue	$48,532	$21,004	131%

Fleet revenue of $29.3 million was recognized during the year ended December 31, 2025 as a result of the Signal Taxi Acquisition. Fleet revenue is comprised of $21.3 million of revenue from the leasing of the Company’s vehicle fleet and medallions to licensed TLC drivers commencing with the Signal Taxi Acquisition, and $8.0 million from the one-time derecognition of a deposit liability upon the Signal Taxi Acquisition (see Note 6). The deposit liability represented vehicle lease payments received from Signal Taxi that had been deferred from recognition due to the collectability assessment of the underlying lease arrangements. Upon the Signal Taxi Acquisition, a change in circumstance occurred and the deposit liability was derecognized, representing the settlement of a preexisting relationship accounted for separately from the business combination. The $8.0 million is a non-recurring item; excluding it, recurring fleet revenue was $21.3 million.

Interest income decreased by $1.7 million, or 11%. This decrease was due to a $1.1 million decrease that was driven by lower interest income on cash due to lower cash balances, and a decrease of $1.0 million in interest from MRP+ loans due to lower outstanding principal, partially offset by a $0.4 million increase in interest from Non-MRP+ loans due to loan restructurings that increased loan performance.

Other revenue decreased by $0.1 million, or 1%. This decrease was due to lower payments received from the Reserve Fund resulting from a lower amount of MRP+ loans in default during the year ended December 31, 2025.

General and Administrative

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
General and administrative	$17,547	$504	3,382%

General and administrative expenses increased by $17.0 million, or 3,382%. This increase was comprised of $12.0 million due to the Signal Taxi Acquisition and consolidation of Signal Taxi operating costs, most notably including vehicle insurance and other fleet operating costs, $2.1 million of public company corporate insurance expenses, $1.1 million in state and local non-income taxes, and various other corporate and public company expenses. The increase reflects costs incurred to support the expanded fleet operations and the related Fleet Revenue stream recognized during the year.

Professional Fees

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Professional fees	$10,133	$7,512	35%

Professional fees increased by $2.6 million, or 35%. This increase was due primarily to professional advisor costs related to the closing of the Business Combination and public company expenses.

Fleet Servicing Fees, Net

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Fleet servicing fees, net	$6,247	$542	1,053%

Fleet servicing fees increased by $5.7 million. This increase was due to our entry into the fleet servicing Consulting Agreement, which commenced on November 15, 2024.

Service Fee Expense

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Service fee expense	$4,536	$4,478	1%

Service fee expense increased by $0.1 million, or 1%. This increase was primarily due to timing of reimbursable pass-through costs (actual costs incurred by our service provided on our behalf, without markup).

Management Fee Expense - Related Party

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Management fee expense - related party	$5,929	$-	—%

Management fee expense - related party increased by $5.9 million. This increase was due to the execution of the MSA upon the closing of the Business Combination. Under the MSA, MAM receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. The MSA has an initial term of five years from the closing of the Business Combination and automatically renews for an additional five-year period unless terminated by either party. See Note 18 to our consolidation financial statements additional information regarding the MSA and related party transactions.

Depreciation Expense

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Depreciation expense	$3,331	$1,884	77%

Depreciation expense increased by $1.5 million, or 77%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

Gains on Loans Held for Investment, Net

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Gains on loans held for investment, net	$8,615	$3,168	172%

Gains on loans held for investment, net increased by $5.4 million, or 172%, to $8.6 million for the year ended December 31, 2025 from $3.2 million for the year ended December 31, 2024. This increase was primarily driven by the recognition of approximately $12.2 million in fair value gains on the TML IV loan portfolio acquired in December 2025, reflecting the excess of the estimated fair value of the acquired loans over the purchase price at the acquisition date. This was partially offset by (i) a $5.1 million markdown on Chicago medallion loans, primarily due to lower observed medallion transfer prices in the Chicago market, (ii) a $4.2 million decrease in gains from Non-MRP+ loan restructurings, reflecting the impact of principal write-downs on loans restructured during the period, and (iii) a $0.2 million net decrease from changes in value of loans in other jurisdictions. MRP+ loan fair values contributed a $2.8 million increase, driven by improved collateral valuations and changes in the performing loan population.

WAV Grant Income

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
WAV grant income	$555	$-	—%

WAV grant income increased by $0.6 million. This increase was due to the Signal Taxi Acquisition and the recognition of income from the quarterly WAV grant incentive.

Gains from Disposal of Medallions

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Gains from disposal of medallions	$88	$103	(15)%

Gains from disposal of medallions decreased insignificantly relative to the total carrying value of our medallions. This decrease was due to the disposal of taxi medallions through sale or settlement transactions.

Change in Fair Value of Warrant Liability

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Change in fair value of warrant liability	$21	$-	—%

We did not have any warrants outstanding in 2024. The increase was due to the resulting change in fair value of the liability classified warrants that were assumed from MAC in the Business Combination.

Interest Expense

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Interest expense	$(10)	$-	—%

We did not have any interest expense prior to the long-term borrowing arrangements executed in December 2025. Interest expense increased as a result of coupon interest and amortization of issuance costs recognized related to our long-term borrowings.

Provision for Income Taxes

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Provision for income taxes	$(54,140)	$-	—%

Provision for income taxes increased by $54.1 million. This increase was due to the recognition of non-cash federal and state deferred taxes, primarily as a result of the acquisition of approximately 83.7% of the DePalma Companies in the Business Combination. The DePalma Companies are treated as a partnership for U.S. tax purposes and therefore are not subject to federal, state, or local income taxes. Accordingly, there was no provision for income taxes recorded in the historical financial statements prior to the Business Combination.

Segment Results of Operations

We operate our business as two operating and reportable segments: Specialty Finance and Fleet Operations. For additional information about our segments, see Note 16 in the section entitled “Segment Information” as referred to in the notes to our consolidated financial statements included elsewhere in this Annual Report.

The following tables summarizes our segment results of operations for the years ended December 31, 2025 and 2024:

Revenue

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Specialty Finance	$18,556	$19,665	(6)%
Fleet Operations	29,694	-	—%
Other	282	1,339	(79)%
Total revenue	$48,532	$21,004	131%

Specialty finance revenue decreased by $1.1 million, or 6%. This decrease was primarily due to a decrease of $1.0 million in interest from MRP+ loans due to lower outstanding principal, a decrease of $0.5 million in other revenue due to lower payments received from the Reserve Fund resulting from a decrease in MRP+ loans in default during the year ended December 31, 2025, partially offset by a $0.4 million increase in interest from Non-MRP+ loans due to loan restructurings that increased loan performance.

Fleet operations revenue increased by $29.7 million. This increase was comprised of $21.3 million of recurring fleet revenue from the leasing of vehicles and medallions to licensed TLC drivers, and $8.0 million from the one-time derecognition of a deposit liability upon the Signal Taxi Acquisition (see Note 6). The deposit liability recognition is a non-recurring item.

Other revenue decreased by $1.1 million, or 79%. This decrease was due to a decrease in interest income received on cash balances during the year ended December 31, 2025.

Operating Expenses

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Specialty Finance	$5,646	$5,784	(2)%
Fleet Operations	24,048	2,951	715%
Other	18,029	6,185	191%
Total operating expenses	$47,723	$14,920	220%

Specialty finance operating expenses consist of service fee expenses and professional fees which, in the aggregate, decreased insignificantly by $0.1 million, or 2%.

Fleet operations operating expenses increased by $21.1 million, or 715%. This increase was primarily comprised of $11.9 million due to the Signal Taxi Acquisition and consolidation of Signal Taxi’s fleet operating costs most notably including insurance expenses, $5.7 million due to costs incurred in the Consulting Agreement that commenced in November 2024, and $1.5 million due to an increase in depreciation expense.

Other operating expenses increased by $11.8 million, or 191%. This increase was due to costs related to the closing of the Business Combination, public company expenses, and the execution of the MSA, which became effective upon the closing of the Business Combination.

Net Income (Loss)

	Year Ended December 31,
(In thousands, except percentages)	2025	2024	% Change
Specialty Finance	$(10,718)	$17,049	(163)%
Fleet Operations	(18,042)	(2,848)	533%
Other	(15,302)	(4,846)	216%
Net income (loss)	$(44,062)	$9,355	(571)%

Specialty finance net income decreased by $27.8 million, or 163%. This decrease was primarily due to an increase in provision for income taxes of $32.3 million as a result of the Business Combination, an increase in net gains on loans held for investment of $5.4 million, and a decrease in interest income and other revenues of $1.1 million.

Fleet operations net loss increased by $15.2 million, or 533%. This increase was primarily due to an increase in provision for income taxes of $24.3 million as a result of the Business Combination, partially offset by an $8.0 million increase in fleet revenue due to the derecognition of the deposit liability, which is a non-recurring item, and the net impact of the consolidation of Signal Taxi’s fleet operating results.

Other net loss increased by $10.5 million, or 216%. This increase was primarily due to an increase in costs related to the closing of the Business Combination and public company expenses of $5.9 million, the execution of the MSA which resulted in a management fee expense of $5.9 million, and a decrease in interest income of $1.1 million, partially offset by an increase in the benefit from income taxes of $2.4 million as a result of the Business Combination.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2025, and 2024, we had available cash and cash equivalents, excluding restricted cash, of $25.3 million and $35.2 million, respectively, available to fund our operations. The decrease of $9.9 million was primarily due to the payment of certain non-recurring MAC transaction costs of $11.6 million paid at closing of the Business Combination, investments in taxi vehicles of $38.7 million, the TML asset acquisition of $15.9 million, and distributions to noncontrolling interests of $3.1 million, partially offset by proceeds from long-term borrowing arrangements, net of issuance costs, of $40.4 million, and repayments on loans held for investment of $10.1 million. As of December 31, 2025, and 2024, we had restricted cash of $0.5 million and $0, respectively, which consists of funds held for security deposits and the lockbox arrangement of our Credit Facility.

The taxi industry is competitive and there are uncertainties around our cash flows, including those from our loan portfolio. We compete with other established fleets, technology enabled ride sharing apps, and public transit among other competitors. Our ability to maintain current cash flow levels from MRP+ loans is dependent on the continued availability of the Reserve Fund. See ‘Item 1. Business—Reserve Fund’ for a description of the Reserve Fund balance, tiered replenishment mechanism, and important limitations.

Based on our current expectations, we believe that our existing cash and cash equivalents, together with the available borrowing capacity under our Credit Facility and cash provided by operating activities, will be sufficient to fund our working capital requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net cash (used in) provided by operating activities	$1,169	$10,266	$(9,097)	(89)%
Net cash (used in) provided by investing activities	(36,111)	11,179	(47,290)	(423)%
Net cash provided by (used in) financing activities	25,609	(22,500)	48,109	214%
Net decrease in cash and cash equivalents and restricted cash	(9,333)	(1,055)	(8,278)	785%
Cash and cash equivalents and restricted cash, at beginning of period	35,173	36,228	(1,055)	(3)%
Cash and cash equivalents and restricted cash, at end of period	25,840	35,173	(9,333)	(27)%

Operating Activities

The decrease to net cash provided by operating activities was $9.1 million, or 89%. This decrease was primarily a result of the Signal Taxi Acquisition and consolidation of Signal Taxi’s fleet operating results, including the $8.0 million non-cash derecognition of a deposit liability upon the Signal Taxi Acquisition, as well as a decrease in interest income of $1.7 million.

Investing Activities

The increase to net cash used in investing activities was $47.3 million, or 423%. This increase was primarily due to an increase in the purchases of taxi vehicles during the period of $37.8 million, the TML asset acquisition of $15.9 million, and a decrease in repayments on loans held for investment of $5.0 million, partially offset by a decrease in outflows for originations of loans of $2.8 million and an increase in asset-based WAV grants received of $8.0 million.

Financing Activities

The increase to net cash provided by financing activities was $48.1 million, or 214%. This increase was primarily due to proceeds from long-term borrowing arrangements, net of issuance costs, of $40.4 million and a decrease in capital distributions to pre-Business Combination DePalma Companies equityholders of $22.5 million, partially offset by the repayment of $3.7 million of MAC promissory notes that were outstanding at closing of the Business Combination, as well as the payment of MAC’s deferred underwriting fees, legal costs and other transaction costs incurred in connection with the Business Combination of $8.0 million each of which are non-recurring, and distributions to noncontrolling interests of $3.1 million.

Future sources and uses of liquidity

Our assets primarily consist of cash and cash equivalents, loans held for investment, at fair value, taxi vehicles, and taxi medallion intangible assets which, other than cash and cash equivalents, are generally not considered readily liquid assets by nature.

Our future capital requirements will depend on many factors, including our degree of success in collecting contractual payments on MRP+ loans, reperforming, restructuring or resolving Non-MRP+ loans, sales of medallions (which may include seller financing), our ability to scale the profitability of our taxi fleet, our ability to maintain compliance with contractual covenants on our long-term borrowing arrangements, general economic conditions, future market growth and competition in the mobility market.

In December 2025, we executed the Credit Facility with DZ Bank resulting in an increase in long-term borrowings outstanding of $25.0 million, primarily to facilitate the TML asset acquisition. We are eligible to draw up to $120.0 million on the Credit Facility, subject to certain borrowing base collateral requirements of MRP+ loans, which can be used for general corporate purposes. We are required to secure MRP+ loans within the bankruptcy-remote SPV as collateral to make draws on the Credit Facility. Although the SPV is included in our consolidated financial statements, it is a separate legal entity with separate creditors. Upon the transfer of ownership and control of MRP+ loans to the SPV, we have limited retained interests in the receivables sold and they become unavailable to other creditors should we become insolvent.

During the term of the Credit Facility, all cash receipts from borrowers on secured MRP+ loans are deposited into a lockbox account that is subject to control by DZ Bank. Funds in the lockbox account are subject to monthly periodic disbursements based on a priority of payments schedule first including any fees or accrued interest due to the lender and other facility stakeholders, with the remainder available to be remitted to us. Subsequent to the revolving period on December 30, 2027, any funds remaining in the lockbox account after payment of lender fees and interest are to be applied to the principal balance outstanding on the Credit Facility. The Credit Facility otherwise matures in December 2030. As of December 31, 2025, approximately $39.8 million of MRP+ loans were secured within the SPV and less than $0.1 million was in the lockbox account. We plan to secure additional MRP+ loans as needed to support additional draws on the Credit Facility, however the restricted use of such secured assets and outstanding principal on the Credit Facility could have a significant impact on our sources and uses of liquidity. As of December 31, 2025, we were eligible to draw an additional $14.8 million based on existing applicable MRP+ loans secured in the SPV.

Further in December 2025, we executed the Auxilior Term Loan resulting in an increase in long-term borrowing outstanding of $17.2 million. We will use the proceeds of the term loan to finance the acquisition of new taxicab vehicles to scale our fleet operations. The Auxilior Term Loan requires fixed monthly payments of principal and interest and matures in January 2029, and requires that we collateralize certain of our taxicab vehicles, excluding any related taxi medallions. We do not anticipate the collateralization of such taxi vehicles to have a significant impact on our liquidity given taxi vehicles are not considered readily liquid assets by nature.

As of December 31, 2025, we have future commitments in the form of outstanding long-term borrowings. The table below is a summary of the composition of our long-term borrowing arrangements as of December 31, 2025:

December 31, 2025
Term loan	$17,220
Less: unamortized debt issuance costs	(242)
Less: current portion of term loan	(4,806)
Term loan, net of current portion	12,172
Credit facility	25,000
Total long-term borrowings, net of current portion	$37,172

Refer to Note 14 of our consolidated financial statements included elsewhere in this Annual Report for further information.

In addition, as of December 31, 2025, we have additional outstanding commitments in the form of two operating leases that contain renewal options but are otherwise committed until June 2027 and November 2029, respectively. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report for further information.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. To the extent that there are differences between our estimates and actual results, future financial statement presentation, financial condition, results of operations, and our cash flows will be affected.

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

We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. For a description of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements included elsewhere in this Annual Report.

Loans Held for Investment, at Fair Value

Our loans held for investment are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. We account for our loans held for investment using the fair value option and by applying the fair value principles of ASC 820, Fair Value Measurement. Our loans held for investment are determined to be Level 3 measurements pursuant to the fair value hierarchy as the valuation requires inputs that are significant and unobservable. Our MRP+ loan portfolio is primarily performing and valued by using a discount rate to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, we consider the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program. Our Non-MRP+ loan portfolio is primarily nonperforming and valued at the lesser of unpaid principal balance and the medallion or other collateral value attached to the loan, less a discount applied to the collateral value to estimate costs associated with taking ownership of the collateral. The most significant inputs in determining the medallion collateral value include our recent medallion sale prices, the amount backstopped by the City of New York under the MRP+, and certain market prices reported by the TLC. As of December 31, 2025, our New York City medallion collateral value was determined to be $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000.

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

We evaluate our taxi medallions as a single unit of accounting by jurisdiction for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In our evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions, notably including the determination of anticipated impacts of changes in regulatory and macroeconomic factors impacting our industry, as well as the use of limited readily available market information of third party medallion transfers, including those reported by the TLC. No impairment losses were recognized for the years ended December 31, 2025 and 2024.

Recent Accounting Pronouncements

See Note 2 in the section entitled “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” as referred to in the notes to our consolidated financial statements included elsewhere in this Annual Report for a discussion about accounting pronouncements recently issued.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we are no longer an emerging growth company or we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, following the Business Combination, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make common stock less attractive to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company, as defined in Rule 12b‑2 under the Exchange Act, and are not required to provide the information required by Item 305 of Regulation S‑K. Accordingly, we have omitted this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We have omitted the supplementary financial data required by Item 302 of Regulation S‑K, which is not required for smaller reporting companies.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Marblegate Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marblegate Capital Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

New York, New York

March 26, 2026

We have served as the Company's auditor since 2023.

Marblegate Capital Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$25,314	$35,173
Restricted cash	526	—
Due from related party	—	16
Prepaid expenses and other current assets	11,372	1,448
Total current assets	37,212	36,637
Loans held for investment, at fair value	281,671	280,998
Rental vehicles, net	28,207	5,122
Property and equipment, net	572	-
Operating lease right-of-use assets	5,084	4,910
Intangible assets	359,022	345,351
Other non-current assets	1,264	-
Total assets	$713,032	$673,018

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses and other current liabilities	$5,968	$1,274
Service fee payable	1,912	1,181
Management fee payable - related party	5,929	—
Operating lease liabilities, current portion	410	315
Current portion of long-term borrowings	4,806	—
Deposit liability	—	7,086
Total current liabilities	19,025	9,856
Deferred tax liability, net	54,140	—
Long-term borrowings, net of current portion	37,172	—
Operating lease liabilities, net of current portion	4,733	4,603
Other liabilities	1,692	131
Total liabilities	116,762	14,590

Commitments and contingencies (See Note 12)

Stockholders' equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 73,914,402 and 62,954,464 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7	6
Additional paid-in capital	287,786	409,369
Retained earnings	204,106	249,053
Total Marblegate Capital Corporation stockholders' equity	491,899	658,428
Noncontrolling interests	104,371	—
Total stockholders' equity	596,270	658,428
Total liabilities and stockholders' equity	$713,032	$673,018

The accompanying notes are an integral part of these consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Fleet revenue	$29,293	$-
Interest income	13,513	15,216
Other revenue	5,726	5,788
Total revenue	48,532	21,004

Operating expenses:
General and administrative	17,547	504
Professional fees	10,133	7,512
Fleet servicing fees, net	6,247	542
Service fee expense	4,536	4,478
Management fee expense - related party	5,929	—
Depreciation expense	3,331	1,884
Total operating expenses	47,723	14,920
Income from operations	809	6,084

Other income (expense):
Gains on loans held for investment, net	8,615	3,168
WAV grant income	555	—
Gains from disposal of medallions	88	103
Change in fair value of warrant liability	21	—
Interest expense	(10)	—
Total other income	9,269	3,271

Income before provision for income taxes	10,078	9,355
Provision for income taxes	(54,140)	—
Net income (loss)	(44,062)	9,355
Net income attributable to non-controlling interest	885	—
Net income (loss) attributable to common stockholders	$(44,947)	$9,355

Net income (loss) per share:
Basic	$(0.63)	$0.15
Diluted	$(0.63)	$0.15
Weighted-average shares outstanding:
Basic	71,001,761	62,954,464
Diluted	71,001,761	62,954,464

The accompanying notes are an integral part of these consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2024 (Retroactive application of recapitalization)	62,954,464	$6	$431,869	$239,698	$-	$671,573
Net income	-	-	-	9,355	-	9,355
Capital distributions to DePalma Companies equityholders	-	-	(22,500)	-	-	(22,500)
Balance, December 31, 2024	62,954,464	6	409,369	249,053	-	658,428
Net income (loss)	-	-	-	(44,947)	885	(44,062)
Effect of merger and recapitalization (Note 3)	10,959,938	1	(121,583)	-	106,624	(14,958)
Distributions to noncontrolling interests	-	-	-	-	(3,138)	(3,138)
Balance, December 31, 2025	73,914,402	$7	$287,786	$204,106	$104,371	$596,270

The accompanying notes are an integral part of these consolidated financial statements.

Marblegate Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(44,062)	$9,355
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	3,331	1,884
Gains on loans held for investment, net	(8,615)	(3,168)
Noncash portion of fleet servicing fees	1,050	131
Noncash lease expense	51	8
Gains from disposal of medallions	(88)	(103)
Change in fair value of warrant liability	(21)	-
Deferred income taxes	54,140	-
Changes in operating assets and liabilities:
Due from related party	16	(16)
Prepaid expenses and other current assets	(4,039)	(400)
Accrued expenses and other liabilities	(168)	(617)
Service fee payable	731	(319)
Management fee payable	5,929	-
Deposit liability	(7,086)	3,511
Net cash (used in) provided by operating activities	1,169	10,266
Cash flows from investing activities:
Cash acquired in the Business Combination	91	-
Cash acquired in Signal Taxi Acquisition	34	-
Medallion disposal down payments and settlements received	430	10
Purchases of rental vehicles	(38,656)	(1,099)
Asset-based WAV grant receipts	8,000	-
Purchases of property and equipment	(247)	-
Purchases of Non-MRP+ loans	-	(2,825)
Repayments on loans held for investment	10,146	15,093
TML asset acquisition, net of cash acquired	(15,909)	-
Net cash (used in) provided by investing activities	(36,111)	11,179
Cash flows from financing activities:
Capital distributions to DePalma Companies equityholders	-	(22,500)
Payment of MAC promissory notes at closing of the Business Combination	(3,675)	-
Payment of MAC transaction costs at closing of the Business Combination	(7,976)	-
Distributions to noncontrolling interests	(3,138)	-
Proceeds from term loan	17,220	-
Proceeds from credit facility	25,000	-
Payment of issuance costs on term loan and credit facility	(1,822)	-
Net cash provided by (used in) financing activities	25,609	(22,500)
Net decrease in cash and cash equivalents and restricted cash	(9,333)	(1,055)
Cash and cash equivalents and restricted cash, at beginning of year	35,173	36,228
Cash and cash equivalents and restricted cash, at end of year	$25,840	$35,173

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Intangible asset taxi medallions acquired in loan foreclosures	$12,285	$45,114
WAV grant receivables applied to rental vehicles basis	4,300	-
Originations of Non-MRP+ loans from medallion disposals	495	385
Recognition of noncontrolling interests in the Business Combination	106,624	-
Right-of-use assets obtained in exchange for lease liabilities	-	4,968

The accompanying notes are an integral part of these consolidated financial statements.

Marblegate Capital Corporation

Notes to Consolidated Financial Statements

1. Description of Organization and Business Operations

Marblegate Capital Corporation (collectively, with its subsidiaries, the “Company” or “MCC”) is a Delaware corporation that operates a fully integrated platform combining fleet operations and medallion-backed specialty finance, primarily focused in the New York City regulated street-hail market.

The Company was originally formed by Marblegate Acquisition Corporation (“MAC”), a Delaware corporation and special purpose acquisition company, on February 2, 2023 and survived the Business Combination, as defined below. Following the closing of the Business Combination, shares of MCC common stock (“Common Stock”) and MCC warrants began trading on OTC Markets OTCQX (“OTCQX”) under the symbols “MGTE” and “MGTEW”, respectively, on April 10, 2025.

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

As a result of the Business Combination, MCC is a holding company, in which substantially all of its assets are held by, and its businesses operate through, the DePalma Companies and its subsidiaries. The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The DePalma Companies were determined to be the accounting acquirer in the Business Combination, and, therefore, the historical combined financial statements of the DePalma Companies became the basis for the historical financial statements of the Company upon the closing of the Business Combination. The accompanying financial statements retrospectively combine the results of the DePalma Companies. See Note 3 for additional information.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries in which the Company has a controlling financial interest, including a variable interest entity (“VIE”) for which the Company is the primary beneficiary (see Note 14). Prior to the Closing Date, the combined financial statements include the accounts of the DePalma Companies. All intercompany transactions and balances have been eliminated in the consolidation.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, is not required to adopt the new or revised standard at the time public companies adopt the new or revised standard.

Use of Estimates

Financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes these estimates, assumptions and judgments to be reasonable under the circumstances. The Company’s significant estimates and assumptions include the estimation of the testing of impairment for the indefinite-lived taxi medallion intangible assets, the fair value of loans held for investment, the fair value of indefinite-lived taxi medallion intangible assets acquired in acquisitions and loan foreclosures, the fair value of the medallion incentive liability, deferred taxes and income tax provisions, and the incremental borrowing rate to determine the present value of lease payments. Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers money market accounts and highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash balances segregated for security deposits as well as a lockbox arrangement on a credit facility. The Company’s cash and cash equivalents and restricted cash are held by major financial institutions, for which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per legal entity. At times, cash and cash equivalents and restricted cash balances may exceed federally insured limits, and this potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses in such accounts. Furthermore, the Company reduces risk by maintaining accounts with high quality financial institutions that management believes are creditworthy, and by monitoring this credit risk and adjusting when necessary.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts presented in the consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$25,314	$35,173
Restricted cash	526	-
Total cash and cash equivalents and restricted cash	$25,840	$35,173

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

Indefinite-lived intangible assets are not amortized but instead tested for impairment. The Company evaluates indefinite-lived intangible assets for impairment annually on October 1st of each year or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company evaluates taxi medallions owned as a single unit of accounting by jurisdiction for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In the Company’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. No impairment losses were recognized for the years ended December 31, 2025 and 2024.

Gains and losses on the disposal of taxi medallions are recorded within gains from disposal of medallions in the consolidated statements of operations and are measured as the difference between the sale proceeds and the carrying value of a taxi medallion on an average cost basis.

Rental Vehicles, net

Rental vehicles represent the Company’s taxicab vehicles which are rented to licensed taxicab drivers with the Company acting as the lessor. The leases generally are short-term and operate on a weekly basis with drivers renewing each week. Rental vehicles, net are stated at cost, less accumulated depreciation using the straight-line method over the estimated useful life and assumes no salvage value. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful life of the vehicle. Rental vehicles are depreciated whether or not the vehicle is out on rent. The Company’s rental vehicles have useful lives ranging from 3-5 years.

Rental vehicles, along with other property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant changes, or planned changes in the Company’s use of the long-lived assets and significant negative industry or economic trends. If the Company determines that the carrying amount of such assets may not be recoverable, recoverability is measured based on the undiscounted cash flows expected to be generated by the related asset or asset group. If impairment is indicated, the long-lived asset group is written down by the amount by which the carrying value of the asset group exceeds the related fair value of the asset group with the related impairment charge recognized. For the years ended December 31, 2025 and 2024, there were no indicators of impairment of the value of rental vehicles or other property and equipment and no impairment losses were recognized.

Property and Equipment, net

Property and equipment, net are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings as income or loss from operations. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost over the estimated useful lives, as follows:

Asset Category	Depreciable Life
Furniture and fixtures	7 years
Leasehold improvements	Lesser of useful life and lease term

Loans Held for Investment, at Fair Value

The Company holds loans for investment that are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. In certain instances, the Company may leverage other forms of collateral in addition to taxi medallions, such as commercial and residential real estate.

Certain loans are subject to the New York City (“NYC”) Medallion Relief Program established in March 2021 or the Medallion Relief Program+ established in March 2022 (together, the “MRP+”). The MRP+ was established to assist economically distressed individual taxi medallion owners and to support the recovery of the NYC taxi industry. The MRP+ was established among the City of New York, the New York Taxi Works Alliance (“TWA”), and the Manager. The MRP+ program includes a NYC-funded deficiency credit support mechanism (the “Reserve Fund”) that (i) provides principal reduction and lower monthly payments to participating borrowers, (ii) may make scheduled loan payments to participating lenders for a period following a borrower payment default, and (iii) may satisfy any deficiency realized upon foreclosure of medallion collateral.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more were restructured to an initial principal balance of $200,000 and further reduced to $170,000 per medallion after a $30,000 principal reduction payment from the Reserve Fund. Medallion loans with a principal balance of $200,000 or less were reduced by (i) $30,000 per medallion and (ii) an additional 5% of the post-paydown principal balance. In no event does the principal balance of any MRP+ medallion loan exceed $170,000 per medallion after restructuring. MRP+ loans generally have a 25-year term from the restructuring date, bear interest at 7.3% per annum, and require fixed monthly payments. The Company also holds loans that are not subject to the MRP+ (“Non-MRP+”), which have varying terms and interest rate.

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

The Company recognizes gains and losses upon sale, or foreclosure, of loans held for investment, at fair value. Gains and losses on loans held for investment, at fair value are recorded within gains (losses) on loans held for investment, net in the consolidated statements of operations and reported as the difference between the sale proceeds and the carrying value of a loan. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. Prior period changes in fair value have been reflected in the carrying value of such loans up until foreclosure. Changes in fair value of loans are reported within gains (losses) on loans held for investment, net on the consolidated statements of operations.

Interest income on loans is generally recorded on the accrual basis. For loans placed on non-accrual status, interest income is recognized on a cash basis when received, and previously accrued but unpaid interest is reversed.

Loans are placed on non-accrual status when, based on current information and events, there is doubt as to the collectability of interest or principal due according to the contractual terms of the original loan agreement, unless management has determined that they are both well-secured and in the process of collection. Generally, loans are placed on non-accrual status when they are greater than 90 days past due. MRP+ loans in which payments are being received from the Reserve Fund are placed on non-accrual status. During the three months ended March 31, 2025, the Company changed its general methodology for placing loans on non-accrual status from 30 days past due to 90 days past due to align with industry practice. The effect of this change in accounting policy did not have an impact on amounts previously reported in the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

The Company’s loan portfolio is serviced by Field Point in which the Company incurs costs related to the administration of the portfolio. These costs are included within service fee expense on the consolidated statements of operations. Service fee expense represents fees paid to Field Point for services provided for the medallion loan portfolio, including billing and collections, loan documentation, collateral maintenance, TLC compliance, and various other pass-through expenses.

Acquisitions

The Company assesses acquisitions of assets and other similar transactions to determine whether the transaction should be accounted for as a business combination or an asset acquisition in accordance with ASC 805, Business Combinations (“ASC 805”).

A transaction that meets the definition of a business is accounted for as a business combination under ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets acquired, liabilities assumed, and applicable non-controlling interests are recognized at fair value as of the acquisition date. Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. In a reverse recapitalization, the entity legally issuing shares is treated as the acquired company for accounting purposes, while the operating company whose shareholders obtain control is identified as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the DePalma Companies issuing stock for the net assets of MAC, accompanied by a recapitalization. As a result, the consolidated assets, liabilities and results of operations prior to the Business Combination are those of the DePalma Companies and no goodwill or intangible assets are recorded.

A transaction is accounted for as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, or when the acquired set does not meet the definition of a business. In an asset acquisition, the cost of the acquisition is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Transaction costs are capitalized as part of the cost of the assets acquired. Goodwill is not recognized in an asset acquisition.

Leases

As lessee, the Company determines if an arrangement is a lease at inception in accordance with ASC 842, Leases (“ASC 842”). Operating lease assets are presented net of accumulated amortization as operating lease right-of-use asset, net and the corresponding lease liabilities are included in operating lease liabilities on the consolidated balance sheets and further detailed in Note 12. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

The Company has lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component when the payments are fixed. As such, variable lease payments that are not dependent on an index or rate, such as real estate taxes, utility charges, and other costs that are subject to fluctuation from period to period, are not included in lease measurement. Renewal options are included in the lease term only when it is reasonably certain that the Company will elect that renewal option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Additionally, the Company does not recognize short-term leases (leases that have a term of twelve months or less) at lease commencement date as ROU assets or lease liabilities.

ROU assets and lease liabilities are recognized at lease commencement and determined using the present value of the future minimum lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of a lease when the rate implicit in the lease is not readily determinable.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. The Company generates revenue from the following sources: (1) interest earned on loans held for investment which is not subject to ASC 606; (2) fleet revenues from the leasing of its vehicle fleet and medallions to licensed New York City Taxi and Limousine Commission (“TLC”) drivers; (3) consulting arrangements to lease taxicab vehicles (see Note 11); and (4) other revenues primarily from fees and restructuring activity of the Company’s loan portfolio which is not subject to ASC 606.

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

Fleet Revenue

The Company generates revenue from the leases of its vehicle fleet and medallions to the licensed TLC drivers, in which the Company acts as the lessor. The Company collects all rider credit card fares, including tips and surcharges, charged by the point-of-sale system in each taxi on behalf of the drivers and remits these amounts to the drivers as these amounts are not revenues of the Company. The leases generally are short-term and operate on a weekly basis with drivers renewing each week and payments being settled between the point-of-sale system, the Company, and the drivers on weekly basis. The leases may either (i) specify the weekly rate between medallion cost, vehicle cost, and other fees, or (ii) include all costs in one weekly lease rate agreed upon with a driver, and these fees can vary by lease based on prevailing market rates at the time of agreement. In either scenario, the Company views these contracts as having one performance obligation to provide a fully operational taxicab to a driver over the lease term. The vehicles in the lease agreements are a lease component subject to ASC 842, which the Company has determined to be operating leases based on their short-term nature, and the medallions are subject to ASC 606 as medallions are intangible assets not subject to ASC 842 and, therefore, a non-lease component. These contracts qualify for a practical expedient available to lessors to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. The Company elected to apply this practical expedient and, therefore, has one performance obligation and recognizes all income from these contracts, net of sales tax, in accordance with ASC 606 as the medallions are the predominant component of the contract. The Company’s performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided over the weekly lease terms.

Other Revenue

Other revenue is comprised of restructuring fees paid by borrowers as part of the MRP+ program, payments received from the Reserve Fund that are not applied to a borrower’s loan balance, fees received in connection with the Non-MRP+ restructuring and settlements, the resolution of certain litigation and bankruptcy proceedings. Other revenue is primarily recognized in accordance with ASC 310, Receivables and when cash is received based on the non-accrual status of loans being restructured. Other revenue also includes advertising revenue.

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

The Company’s policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Reclassifications

The Company formerly presented ‘Fleet revenue’ as ‘Lease revenue’ in interim filings on Form 10-Q for the quarters ended June 30, 2025 and September 30, 2025, respectively. The Company now refers to this as ‘Fleet revenue’ to better align with the application of the elected ASC 606 practical expedient noted above. Fleet revenue now includes recurring revenue from weekly driver contracts (previously reported as “Lease revenue”) and $8.0 million of income recognized from the derecognition of a deposit liability in connection with the Signal Taxi Acquisition (previously reported as “Lease revenue from deposit liability”). The deposit liability represented vehicle lease payments received from Signal Taxi that had been deferred from recognition due to the collectability assessment of the underlying lease arrangements. Upon the Signal Taxi Acquisition on April 7, 2025, a change in circumstance occurred and the deposit liability was derecognized, representing the settlement of a preexisting relationship accounted for separately from the Business Combination (see Note 6). This amount is non-recurring.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard was effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard effective January 1, 2025. The adoption of this standard resulted in additional disclosures, but did not have a material impact on the Company’s consolidated financial statements (see Note 17).

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03, as clarified by ASU 2025-01, on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received By Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement and presentation of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will comply with the condition of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-10 on its consolidated financial statements and related disclosures.

3. Business Combination and Recapitalization

On April 7, 2025 (the “Closing Date”), the Company consummated the Business Combination and related transactions, pursuant to which (i) the Company survived the merger, (ii) MAC became a wholly owned subsidiary of the Company, and (iii) the Company acquired approximately 83.7% interest in the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies and representing noncontrolling interests. Upon the closing of the Business Combination, the Company’s amended and restated certificate of incorporation provided for, among other things, a total number of authorized shares of capital stock of 260,000,000 shares, of which 250,000,000 shares were classified as Common Stock and 10,000,000 shares were classified as preferred stock, $0.0001 par value (the “Preferred Stock”).

The Business Combination is accounted for as a reverse recapitalization. Upon consummation of the Business Combination, the DePalma Companies, as a group, have the largest voting interest in the Company and represent a significant majority of the assets and operations of the combined company. Therefore, the DePalma Companies have been determined to be the accounting acquirer for financial reporting purposes and the historical financial statements of the DePalma Companies became the basis for the historical financial statements of the Company upon the closing of the Business Combination. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the DePalma Companies issuing Common Stock for the net assets of MAC and the Company, accompanied by a recapitalization. The net assets of MAC and the Company are stated at historical cost, with no goodwill or intangible assets recorded.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to the Closing Date, to reflect the number of shares of Common Stock issued to the DePalma Companies’ equityholders in connection with the Business Combination. As such, the equity interests and corresponding member’s capital amounts and earnings per share related to the DePalma Companies’ historical outstanding equity have been retroactively restated as shares of Common Stock issued to the DePalma Companies’ equityholders in connection with the Business Combination. The noncontrolling interest recognized at the Closing Date reflects the proportionate interest in the precombination carrying amounts of the DePalma Companies’ net assets.

At the Closing Date, each share of MAC’s class A common stock (“MAC Class A Common Stock”) and class B common stock (“MAC Class B Common Stock”) issued and outstanding immediately prior to the Closing Date was cancelled and converted into the right to receive a share of Common Stock, and each whole warrant of MAC outstanding immediately prior to the Closing Date was cancelled in exchange for a warrant of the Company, with the Company assuming MAC’s obligations under MAC’s existing warrant agreements.

The Company made payments on the Closing Date totaling $11.7 million representing certain MAC liabilities assumed by the Company in the Business Combination. The liabilities assumed are included as a component of the effect of merger and recapitalization to additional paid-in capital.

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

The following table reconciles the elements of the Business Combination to the Company’s consolidated statement of changes in stockholders’ equity (in thousands):

Cash: MAC trust (net of redemptions)	$515
Transaction costs paid with MAC trust proceeds	(515)
Net proceeds from MAC trust	-
Net liabilities of MAC assumed in merger	(14,959)
Noncontrolling interest recognized in merger	(106,624)
Effect of merger and recapitalization to additional paid-in capital	$(121,583)

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

The following table presents information about the Company’s assets and liabilities by level within the valuation hierarchy measured at fair value on a recurring basis (in thousands). Refer to Note 5 for further detail on the industry and geographic concentration:

	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2025
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$192,449	$192,449
Non-MRP+ Loans	-	-	89,222	89,222
Total loans held for investment, at fair value	-	-	281,671	281,671
Total assets	$-	$-	$281,671	$281,671

Liabilities:
Other liabilities:
Medallion incentive liability	$-	$-	$1,181	$1,181
Warrant liabilities	-	51	-	51
Total liabilities	$-	$51	$-	$1,232

	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2024
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$201,106	$201,106
Non-MRP+ Loans	-	-	79,892	79,892
Total loans held for investment, at fair value	-	-	280,998	280,998
Total assets	$-	$-	$280,998	$280,998

Liabilities:
Other liabilities:
Medallion incentive liability	$-	$-	$131	$131
Total liabilities	$-	$-	$131	$131

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs (in thousands):

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2024	$211,295	$123,532
Transfers into MRP+ Program	1,146	(1,146)
(Losses) gains on loans held for investment, net	(154)	3,321
Purchase of Non-MRP+ loans	-	2,825
Origination of Non-MRP+ loans	-	1,967
Collateral foreclosures	(4,900)	(40,215)
Loan repayments	(6,281)	(10,392)
Balance as of December 31, 2024	$201,106	$79,892
Gains (losses) on loans held for investment, net	7,859	756
Origination of Non-MRP+ loans from medallion disposals	-	495
Origination of Non-MRP+ loans from MRP+ settlements	(4,550)	4,550
Purchase of loans in TML Asset Acquisition	5,065	8,929
Collateral foreclosures	(11,900)	(385)
Loan repayments	(5,131)	(5,015)
Balance as of December 31, 2025	$192,449	$89,222

Net change in estimated fair value of Level 3 loans still held as of December 31, 2025 and 2024, included in gains on loans held for investment, net on the consolidated statements of operations, was a net increase of $9.5 million and a net decrease of $3.4 million for the years ended December 31, 2025 and 2024, respectively.

With respect to instruments valued by management, the valuation techniques employed are an income approach reflecting a discounted cash flow analysis, and a market approach that includes market transactions.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s assets and liabilities that are categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2025
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$192,449	Income Approach[1]	Discount Rate[2]	7.50%	7.50%	7.50%
Non-MRP+ Loans - NYC	78,579	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	10,643	Market Approach	Market Medallion Price	$7,000	$110,000	$17,540
	$281,671
(1)
Used to value MRP+ loan cash flows.
(2)
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
(3)
The most significant inputs include recent Company medallion sale prices (ranging from $166,206 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $81,667 to $175,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of December 31, 2025, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
(4)
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the market medallion price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by the Company. The medallion incentive liability was determined based on the significant inputs of the New York City market medallion price described above resulting in a fair value of $175,000 for each medallion on a pro rata basis pursuant to the Consulting Agreement (see Note 11).
(5)
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s assets and liabilities that are categorized within Level 3 of the fair value hierarchy (in thousands):

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
(1)
Used to value MRP+ loan cash flows.
(2)
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
(3)
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
(4)
New York City medallion price valuation inputs were determined using a value of $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000. A 5% discount is applied to the Market Medallion Price for New York City medallions to estimate costs associated with taking ownership of a medallion as the medallions are not directly held by the Company. The medallion incentive liability was determined based on the significant inputs of the New York City market medallion price described above resulting in a fair value of $175,000 for each medallion on a pro rata basis pursuant to the Consulting Agreement (see Note 11).
(5)
Weighted average medallion prices are calculated based on the total fair value of underlying medallion collateral.

The value of the underlying collateral and thus, the portfolio of loans may be impacted by multiple factors including, but not limited to, general macroeconomic conditions, as well as the state of the taxi industry, loan restructurings, governmental initiatives, and medallion transfers. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of loans held for investment, at fair value may differ significantly from the values that would be placed on the portfolio if a readily determinable market existed for the loans. The illiquidity of the Company’s loan portfolio may adversely affect the Company’s ability to dispose of loans at times when it may be advantageous for the Company to liquidate such portfolio. In addition, if the Company were required to liquidate some or all of the loans in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such loans. Changes in the various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. Significant increases or decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements than noted in the tables above.

5. Loans Held for Investment, at Fair Value

As mentioned in Note 2, the Company’s loan portfolio consists of loans that are collateralized by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment (in thousands):

	December 31,
	2025	2024
Total principal balance outstanding	$928,299	$920,107
Adjustment to reduce loans to fair value	(646,628)	(639,109)
Total loans held for investment, at fair value	$281,671	$280,998

The following table shows major classifications of loans held for investment, at fair value on current and non-accrual status (in thousands):

	December 31,
	2025	2024[1]
Loans held for investment, at fair value
MRP+ Loans (NYC)
Current	$130,760	$133,803
Non-accrual	61,689	67,303
Non-MRP+ Loans (NYC):
Current	46,791	24,779
Non-accrual	31,788	38,644
Non-MRP+ Loans (Other):
Current	364	114
Non-accrual	10,279	16,355
Total loans held for investment, at fair value	$281,671	$280,998

The aggregate fair value and outstanding principal balances of taxi medallion loans that were on non-accrual status were as follows (in thousands):

	December 31,
	2025	2024[1]
Total principal balance outstanding	$685,983	$734,308
Adjustment to reduce loans to fair value	(582,227)	(612,006)
Total non-accrual loans, at fair value	$103,756	$122,302
(1)
The tables above reflect the retrospective application of the change in accounting methodology for placing loans on non-accrual status from 30 days past due to 90 days past due, as further detailed in Note 2.

6. Acquisitions

TML Asset Acquisition

On December 30, 2025, in connection with the execution of the Credit Facility (see Note 14), the Company entered into a purchase agreement to acquire the outstanding equity interests of TML IV LLC (“TML IV”), an entity primarily holding investments in New York City taxi medallions and medallion loans (the “TML Asset Acquisition”). In exchange, the Company paid cash consideration of $15.8 million, which was financed from the proceeds received from the Credit Facility.

The transaction was determined to be an asset acquisition pursuant to ASC 805, Business Combinations, and, therefore, the purchase price, including allocated transaction costs of $0.1 million, were allocated to the assets acquired based on their relative fair values as a percentage of the total fair value of the assets acquired, with no goodwill recognized. See Note 4 for additional information related to the valuation methodologies of medallion loans and taxi medallions acquired.

The total cash consideration was allocated to the acquired assets as follows (in thousands):

Amount
Cash	$5
Interest receivable	42
Loans receivable	13,994
Taxi medallions	1,873
Total	$15,914

Signal Taxi Acquisition

In February 2019, DePalma II entered into a non-controlling joint venture with a third-party, Kirie Eleison Corp (“KE”), and formed Septuagint Solutions LLC (f/k/a “Septuagint” and current d/b/a “Signal Taxi”). Signal Taxi is a medallion leasing agent and taxi fleet operating company and was formed by issuance of units to its initial members for no monetary consideration. Since inception of Signal Taxi, DePalma II and KE each owned 50% of Signal Taxi’s outstanding voting units. Prior to the Signal Taxi Acquisition Date (as defined below), DePalma II accounted for its investment in Signal Taxi as an equity method investment for which DePalma II elected the fair value option and reported at a fair value of $0 since inception of Signal Taxi.

Following the closing of the Business Combination, on April 7, 2025 (the “Signal Taxi Acquisition Date”), the Company, via DePalma II, acquired the remaining outstanding equity interests in Signal Taxi, resulting in Signal Taxi becoming a wholly owned subsidiary of DePalma II (the “Signal Taxi Acquisition”). The Company accounted for the Signal Taxi Acquisition pursuant to the acquisition method under ASC 805. As such, the Company derecognized its existing equity method investment in Signal Taxi and recognized the assets and liabilities of Signal Taxi effective April 7, 2025 at their estimated fair values. No gain or loss was recognized on remeasurement of the previously held interest. The Signal Taxi Acquisition was completed to further develop the Company’s fleet operations and occurred without the transfer of consideration pursuant to an assignment and assumption agreement.

The following represents the fair value of the net assets acquired (in thousands):

Assets:
Cash and cash equivalents	$34
WAV grant receivable	2,070
Prepaid expenses and other current assets	1,507
Property and equipment	385
Operating lease right-of-use assets	576
Total assets	$4,572

Liabilities:
Accrued expenses and other current liabilities	$1,996
Deferred WAV revenue	2,000
Operating lease liabilities	576
Total liabilities	$4,572
Net assets acquired	$-

Prior to the Signal Taxi Acquisition Date, DePalma II (as lessor) and Signal Taxi (as lessee) had preexisting arrangements related to taxi medallions and vehicles. In connection with the Signal Taxi Acquisition, these preexisting arrangements were effectively settled as Signal Taxi became a wholly owned subsidiary of DePalma II. Accordingly, and pursuant to ASC 805, the Company accounted for the settlement of the preexisting arrangements separately from the business combination and not as part of the consideration transferred. As a result of the settlement, the Company derecognized $8.0 million of deposit liabilities as of the Signal Taxi Acquisition Date and recognized a corresponding amount in fleet revenue in the consolidated statements of operations for the year ended December 31, 2025. The settlement amount reflects the carrying amount of the deposit liabilities at the acquisition date, and no additional consideration was transferred or received in connection with the settlement.

7. Rental Vehicles, net

Rental vehicles, net consisted of the following (in thousands):

	December 31,
	2025	2024
Taxi vehicles	$36,707	$10,351
Less: accumulated depreciation, rental vehicles	(8,500)	(5,229)
Rental vehicles, net	$28,207	$5,122

Depreciation expense for rental vehicles was $3.3 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively.

8. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$596	$-
Furniture and fixtures	36	-
Less: accumulated depreciation	(60)	-
Property and equipment, net	$572	$-

Depreciation expense for property and equipment was less than $0.1 million and $0 for the years ended December 31, 2025 and 2024, respectively.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
WAV grant receivable	$4,626	$-
Interest receivable	1,143	1,200
Other receivables	2,737	-
Prepaid expenses	2,866	248
	$11,372	$1,448

WAV Program

The Company participates in the City of New York’s Wheelchair Accessible Vehicle (“WAV”) incentive program. The WAV program incentivizes taxi owners to place wheelchair accessible vehicles into service by providing a rebate credit for incurring the up-front costs to place a wheelchair accessible vehicle into service. Under the WAV program, the Company receives a $20,000 rebate credit for each wheelchair accessible vehicle placed into service. The WAV program also provides for quarterly rebates of $625 for each wheelchair accessible vehicle that completes at least 750 trips within a quarter. The total amount of the rebate credits for the up-front and operational payments is capped at $30,000 per vehicle. The Company qualifies for the rebate grants when a WAV is placed in service, or quarterly trips are completed, and an application for rebate is approved, at which time amounts are recognized as WAV grant receivable within prepaid expenses and other current assets on the consolidated balance sheets.

The Company accounts for the WAV program government grants as (i) grants related to an asset and as part of the cost basis in determining the carrying value of the asset for the initial placed-in-service rebate credit, and (ii) as a grant related to income reported within WAV grant income on the consolidated statements of operations for the quarterly rebate credit. The Company recognized WAV grant income of $0.6 million and $0 for the years ended December 31, 2025 and 2024, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued professional fees	$1,794	$888
Franchise and sales tax	1,691	17
Fleet operations	1,309	-
Other accrued expenses	1,174	369
	$5,968	$1,274

11. Fleet Servicing Agreement

On November 15, 2024, the Company, via DePalma II, entered into a consulting agreement (the “Consulting Agreement”) with a third party (the “Consultant”). The Consultant has historically operated a taxi fleet as a TLC agent in New York City, primarily earning revenues from leasing operational taxicab vehicles to end-user drivers under daily and weekly arrangements. The Company and the Consultant entered into the Consulting Agreement primarily to assist the Company in establishing and growing the Company’s taxi fleet operations. The Consultant will provide services generally required to operate and grow commercial taxicab fleet operations, including, but not limited to, servicing vehicles, leasing, insurance, and providing the appropriate personnel on behalf of the Company. During the term of the Consulting Agreement, the Company will provide services including financial planning and vendor management in support of the Consultant’s operations of leasing operational taxicab vehicles to end-user drivers. In connection with the Consulting Agreement, DePalma II, as lessee, entered into a lease agreement for taxicab business office and garage space to run its taxicab operations (the “Garage Lease”). The Consulting Agreement and Garage Lease each have an initial term of five years, with the Garage Lease having an additional renewal option available to the Company, as further described in Note 12. The Consulting Agreement can be terminated by the Company upon a material breach by the Consultant, or upon mutual agreement by both parties.

In exchange for the Consultant’s services, the Company will pay the Consultant a base fee of $100,000 per month as well as reimburse the Consultant for certain of its operating and other reimbursable expenses. At the end of each month, the Consultant and the Company will reconcile amounts due to each party, which is determined by the total revenues generated by the taxi fleet operations, less the base fee and the reimbursable operating expenses. The Company determined it is acting as the agent from inception of the Consulting Agreement through December 31, 2025 pursuant to ASC 606, as during this period the Consultant continues to be the party obligated to fulfill the performance obligation of leasing an operational taxicab to the end-user driver. As such, the Company will report all revenues generated by the taxi fleet operations and expenses incurred as a result of the Consulting Agreement on a net basis through December 31, 2025 as fleet servicing fees, net on the consolidated statements of operations as further detailed below.

Further, the Consultant is entitled to a medallion incentive payment of six (6) NYC taxi medallions per year to be earned on November 15th of each year and payable at the end of the five-year term or upon earlier termination of the Consulting Agreement. In the event the Consulting Agreement is terminated prior to November 15 of a given year, no medallion consideration will be earned by the Consultant for that year, whether on a pro rata basis or otherwise. The Company ratably recognizes to expense the fair value of the medallions to be earned by the Consultant over the term of the Consulting Agreement within fleet servicing fees, net on the consolidated statements of operations, and recognizes a liability within other liabilities on the consolidated balance sheets. The Company will remeasure such liability at each reporting period based on the fair value of the medallions earned at each period end, with any changes in fair value being reported within earnings. See Note 4 for additional information.

The following table sets forth the components of the Company’s fleet servicing fees, net (in thousands):

	Year Ended December 31,
	2025	2024
Consultant fleet revenues	$4,534	$937
Less: Base consulting fees	(1,200)	(150)
Less: Noncash medallion incentive	(1,050)	(131)
Less: Fleet operating and reimbursable expenses	(8,531)	(1,198)
Fleet servicing fees, net	$(6,247)	$(542)

The Company may make advances for the base consulting fees and other fleet operating expenses prior to period end reconciliations with the Consultant. As of December 31, 2025, $0.1 million was due to the Consultant, which is included within accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2024, less than $0.1 million was due from the Consultant, which is included within prepaid expenses and other current assets on the consolidated balance sheets.

12. Commitments and Contingencies

Leases

The Company, as lessee, has two active operating lease arrangements; a Garage Lease and a clubhouse lease acquired in the Signal Taxi Acquisition. The Garage Lease commenced on November 15, 2024 and has an initial five-year term through November 15, 2029, with an option to renew for an additional five-year period. The Garage Lease has initial base rent payments of $55,000 escalating 1.5% annually through the expiration date in November 2034, which assumes and includes the exercise of the five-year renewal option. The clubhouse lease has an initial five-year term through May 2027 with an option to renew for an additional five-year period. The clubhouse lease has escalating lease payments through the expiration date in May 2032, which assumes and includes the exercise of the five-year renewal option. The Company had no active leases, as lessee, during the year ended December 31, 2024.

The table below presents certain information related to the Company’s lease costs that are included within general and administrative expenses in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs	$777	$118
Short-term lease costs	200	-
Total lease costs	$977	$118

The ROU assets and lease liabilities for the operating leases were recorded in the consolidated balance sheets as follows (in thousands):

	Year Ended December 31,
	2025	2024
Assets
Operating lease right-of-use assets	$5,084	$4,910
Total lease assets	$5,084	$4,910

Liabilities
Current liabilities:
Operating lease liabilities, current portion	$410	$315

Non-current liabilities:
Operating lease liabilities, net of current portion	4,733	4,603
Total lease liabilities	$5,143	$4,918

The weighted average remaining lease term for the operating leases was 8.7 years and the weighted-average discount rate was 7.3% as of December 31, 2025.

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating cash flows from operating leases	$727	$110

Future minimum lease payments under operating leases as of December 31, 2025 are as follows (in thousands):

2026	$772
2027	785
2028	798
2029	811
2030	826
Thereafter	2,989
Total minimum lease payments	6,981
Less effects of discounting	(1,838)
Total lease liabilities	$5,143

Other Commitments and Contingencies

As of December 31, 2025 and 2024, the Company had no unfunded loan commitments. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss under these contracts to be remote.

From time to time, the Company may become involved in various legal actions, administrative proceedings and claims in the normal course of business. The Company reviews its legal proceedings on an ongoing basis and provides disclosure and records loss contingencies based on the probability and ability to estimate possible losses arising from legal proceedings. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could result in materially adverse outcomes. The Company is not currently subject to any pending material litigation.

13. Intangible Assets

Intangible assets, inclusive of indefinite-lived intangible assets not subject to amortization, consisted of the following (in thousands):

	December 31, 2025
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,147	$357,794
Other		1,228
Total		$359,022

	December 31, 2024
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,061	$344,333
Other		1,018
Total		$345,351
(1)
During the year ended December 31, 2025, the Company acquired 68 medallions and 20 medallions through loan foreclosures and the TML Asset Acquisition (see Note 6), respectively, and disposed of 2 medallions. During the year ended December 31, 2024, the Company acquired 256 medallions through loan foreclosures and disposed of 2 medallions.

14. Long-Term Borrowings

The Company’s long-term borrowing arrangements consisted of the following (in thousands):

December 31, 2025
Term loan	$17,220
Less: unamortized debt issuance costs	(242)
Less: current portion of term loan	(4,806)
Term loan, net of current portion	12,172
Credit facility	25,000
Total long-term borrowings, net of current portion	$37,172

Term Loan

On December 31, 2025, the Company entered into a Loan and Security Agreement with Auxilior Capital Partners, Inc. which provides for loans in the aggregate amount of $17.2 million to finance the acquisition of taxicab vehicles (the “Term Loan”). The Term Loan accrues interest at a rate of 8.5% per annum and requires fixed monthly payments of principal and interest commencing February 1, 2026 for thirty-six consecutive months, maturing on January 1, 2029. The Term Loan is collateralized by certain of the Company’s taxi vehicles excluding any related taxi medallions. The collateral is subject to certain restrictions including, but not limited to, that it must be used solely within the U.S. in the ordinary course of the Company’s business.

In connection with the Term Loan, the Company incurred debt issuance costs of $0.2 million which are amortized to interest expense over the remaining term of the Term Loan using the effective interest method at a rate of 9.5%. No interest expense was recognized on the Term Loan during the year ended December 31, 2025.

The Company is subject to certain financial condition and testing covenants (such as equity requirements and limits), as well as customary events of default that could require acceleration of outstanding obligations. The Company was in compliance with such covenants as of December 31, 2025.

The scheduled minimum payments on the Term Loan were as follows as of December 31, 2025 (in thousands):

2026	$4,806
2027	5,686
2028	6,189
2029	539
Total	$17,220

Credit Facility

On December 30, 2025, the Company entered into a series of agreements by and among certain of the Company’s subsidiaries and DZ Bank AG Deutsche Zentral-Genossenschaftsbank and affiliated lenders (“DZ Bank” or the “Lender”), most notably executing the terms of a Receivables Loan and Security Agreement (the “Credit Facility”). The arrangement provides a secured revolving loan facility to the Company up to $120.0 million, subject to the borrowing limitations described below, which is available for advances during a revolving period ending December 30, 2027. The revolving period may be terminated prior to December 30, 2027 upon the occurrence of certain events outlined in the Credit Facility. The Credit Facility matures December 30, 2030, subject to earlier termination in accordance with the agreements. On December 30, 2025, the Company drew an initial advance on the Credit Facility of $25.0 million.

The Company is required to secure MRP+ loans within a bankruptcy-remote special purpose vehicle, DePalma Financing SPV I LLC (the “SPV”), as collateral to make draws on the Credit Facility. The SPV is a variable interest entity for which the Company is the primary beneficiary. The sole purposes of the SPV are to acquire, hold, pledge, sell, and otherwise exercise ownership rights with respect to the MRP+ loans and related assets, to enter into and perform its obligations and exercise its rights under the Credit Facility and related documents, and to engage in other lawful activities related to or incidental to the foregoing. Although the SPV is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors. Upon the transfer of ownership and control of MRP+ loans to the SPV, the Company has no retained interests in the receivables sold (other than certain limited repurchase rights and obligations of DePalma I, as seller, of such receivables) and they become unavailable to the Company’s creditors should it become insolvent. The Company has collection and administrative responsibilities for the MRP+ loans sold to the SPV.

During the term of the Credit Facility, the principal balance of advances outstanding may not exceed 80% of the principal outstanding on the MRP+ loans collateralized in the SPV. As of December 31, 2025, the outstanding principal balance of advances under the Credit Facility was approximately $25.0 million. The borrowing base, calculated as 80% of the aggregate principal balance of eligible MRP+ loans assigned to the SPV, was approximately $39.8 million, resulting in approximately $14.8 million of additional borrowing capacity. Advances under the Credit Facility are secured by a first-priority perfected lien on substantially all of the SPV’s assets, including eligible MRP+ loans, taxi medallion collateral, related program rights, collection and lockbox accounts and proceeds, and related agreements and records. The Company is prohibited from selling, transferring, or otherwise disposing of any interest of the collateral while amounts on the Credit Facility are outstanding in excess of the collateral requirements. During the term of the Credit Facility, all cash receipts from borrowers on collateralized MRP+ loans are deposited into a lockbox account that is subject to control by the Lender. Funds in the lockbox account are subject to monthly periodic disbursements based on a priority of payments schedule first including any fees or accrued interest due to the Lender and other facility stakeholders, with the remainder being remitted to the Company. Subsequent to the revolving period on December 30, 2027, any funds remaining in the lockbox account after payment of Lender fees and interest are to be applied to the principal balance outstanding. Excluding as a consequence to any events of default, no other prepayments of principal are required until maturity on December 30, 2030. As of December 31, 2025, the balance in the lockbox account was less than $0.1 million and is included within restricted cash on the consolidated balance sheets.

The Credit Facility accrues certain interest and fees daily including interest on outstanding balances, a non-use fee on unused committed capacity, a lenders’ margin fee, and make-whole fees. These fees each accrue at different rates but are generally fixed during the term of the Credit Facility. During the year ended December 31, 2025, the Company recognized less than $0.1 million in aggregate of interest expense on the consolidated statements of operations related to these fees. The weighted average interest rate, including all accruing fees under the Credit Facility, was 5.5% during the year ended December 31, 2025.

The Company incurred $1.6 million in issuance costs in connection with the closing of the Credit Facility which are included in other non-current assets on the consolidated balance sheets. Issuance costs related to the Credit Facility are amortized to interest expense ratably through the maturity date. During the year ended December 31, 2025, the Company recognized less than $0.1 million in interest expense related to amortization of issuance costs. Of the total issuance costs incurred, $0.5 million is due to the Lender and payable upon the earlier of (i) a date anticipated to occur in January 2027, or (ii) the termination of the facility, and is included in other liabilities on the consolidated balance sheets.

The Company is subject to certain financial condition and testing covenants, as well as customary events of default that could require acceleration of outstanding obligations. The Company was in compliance with such covenants as of December 31, 2025. Further, the Credit Facility required the execution of an interest rate hedge by January 31, 2026. Subsequent to December 31, 2025, and prior to January 31, 2026, the Company entered into the required interest rate hedge.

15. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$(44,062)	$9,355
Less: net income attributable to non-controlling interests	885	-
Net income (loss) attributable to common stockholders	$(44,947)	$9,355

Denominator:
Weighted average common shares outstanding - basic and diluted	71,001,761	62,954,464

Net income (loss) per share:
Net income (loss) per share - basic and diluted	$(0.63)	$0.15

The potentially dilutive shares of common stock are comprised of 15,304,982 warrants outstanding and are computed using the treasury stock method. The effect of the Company’s potentially dilutive securities was not included in the calculation of diluted net income (loss) per share as the effect would be anti-dilutive.

16. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities that may recognize revenues and incur expenses for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. In accordance with ASC 280, Segment Reporting, the Company’s CODM has been identified as the Chief Executive Officer. The Company has two operating and reportable segments: (1) Specialty Finance and (2) Fleet Operations. The specialty finance segment is primarily comprised of owning and servicing loans to generate interest income and other revenues. The fleet operations segment is primarily comprised of operating a taxi fleet and leasing taxicab vehicles and medallions to drivers to generate fleet revenues. The Company also retains various other income and corporate expenses that are not allocated to the reportable segments, which are presented as “Other” in the reconciliation below.

The CODM assesses financial conditions and segment operating results to allocate resources and assess segment profitability consistent with its significant accounting policies and results presented within these consolidated financial statements, including revenues and net income (loss) on the consolidated statements of operations, and total assets on the consolidated balance sheets. The CODM reviews these measures on a quarterly basis in connection with budget-to-actual variance analyses and uses this information to assess operating performance, identify trends, and make resource allocation decisions across the Company’s business activities. In addition, the CODM reviews significant segment expenses consisting of those reported on the consolidated statements of operations. The CODM uses segment net income (loss) to evaluate segment operating performance, generate future operating plans, and make strategic decisions.

The following tables provides information about our segments and a reconciliation to net income (loss) (in thousands):

	Year Ended December 31, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$29,293	$29,293	$-	$29,293
Interest income	13,231	-	13,231	282	13,513
Other revenue	5,325	401	5,726	-	5,726
Total revenue	18,556	29,694	48,250	282	48,532
General and administrative	-	12,736	12,736	4,811	17,547
Professional fees	1,110	1,734	2,844	7,289	10,133
Fleet servicing fees, net	-	6,247	6,247	-	6,247
Service fee expense	4,536	-	4,536	-	4,536
Management fee expense - related party	-	-	-	5,929	5,929
Depreciation expense	-	3,331	3,331	-	3,331
Total operating expenses	5,646	24,048	29,694	18,029	47,723
Other income	8,653	605	9,258	11	9,269
(Provision for) benefit from income taxes	(32,281)	(24,293)	(56,574)	2,434	(54,140)
Net income (loss)	$(10,718)	$(18,042)	$(28,760)	$(15,302)	$(44,062)

	Year Ended December 31, 2024
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$-	$-	$-	$-
Interest income	13,877	-	13,877	1,339	15,216
Other revenue	5,788	-	5,788	-	5,788
Total revenue	19,665	-	19,665	1,339	21,004
General and administrative	-	90	90	414	504
Professional fees	1,306	435	1,741	5,771	7,512
Fleet servicing fees, net	-	542	542	-	542
Service fee expense	4,478	-	4,478	-	4,478
Management fee expense - related party	-	-	-	-	-
Depreciation expense	-	1,884	1,884	-	1,884
Total operating expenses	5,784	2,951	8,735	6,185	14,920
Other income	3,168	103	3,271	-	3,271
Provision for income taxes	-	-	-	-	-
Net income (loss)	$17,049	$(2,848)	$14,201	$(4,846)	$9,355

The following tables reconcile segment assets to consolidated assets on the consolidated balance sheets (in thousands):

	December 31, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Balance sheet
Loans held for investment, at fair value	$281,671	$-	$281,671	$-	$281,671
Intangible assets	-	359,022	359,022	-	359,022
Other assets	1,143	48,663	49,806	22,533	72,339
Total assets	282,814	407,685	690,499	22,533	713,032
Total liabilities	$34,301	$32,943	$67,244	$49,518	$116,762

	December 31, 2024
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Balance sheet
Loans held for investment, at fair value	$280,998	$-	$280,998	$-	$280,998
Intangible assets	-	345,351	345,351	-	345,351
Other assets	1,200	15,509	16,709	29,960	46,669
Total assets	282,198	360,860	643,058	29,960	673,018
Total liabilities	$1,254	$12,135	$13,389	$1,201	$14,590

17. Income Taxes

The Company’s income before provision for income taxes was as follows:

Year Ended December 31, 2025
Domestic	$10,078
Income before provision for income taxes	$10,078

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The provision for income taxes consisted of the following:

Year Ended December 31, 2025
Current
Federal	$-
State and other	-
Total current provision	-
Deferred
Federal	33,701
State and other	20,439
Total deferred provision	54,140
Total provision for income taxes	$54,140

The Company is subject to taxation in the United States at the federal level and within New York State and New York City. The Company is not currently under any audit and its statue of limitations is still open to the extent of the net operating losses generated within each particular year.

For the year ended December 31, 2025, income before provision for income taxes was $10.1 million. The Company had an effective tax rate of 537.3% for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company adopted ASU 2023-09 (see Note 2). A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09:

	Year Ended December 31, 2025
U.S. federal statutory income tax rate	$2,116	21.0%
State taxes[1], net of federal	$20,439	202.8%
Income attributable to non-controlling interest	$(293)	(2.9)%
Income from non-taxable entities	$648	6.4%
Investment in the DePalma Companies	$32,364	321.2%
Change in valuation allowance	$(1,099)	(10.9)%
Other adjustments	$(35)	(0.3)%
Total Tax Expense	$54,140	537.3%
(1)
New York and New York City account for 100% of the tax effect in this category.

The Company did not make any income tax payments or receive any income tax refunds requiring disclosure under ASU 2023-09 for the year ended December 31, 2025.

The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities:

As of December 31, 2025
Deferred tax assets:
Start up costs	$1,697
Net operating loss - Federal	459
Net operating loss - State and other	278
Total gross deferred tax assets	2,434
Less: valuation allowance	-
Deferred tax assets, net of valuation allowance	2,434
Deferred tax liabilities:
Unrealized gains on medallion loans, TML portion	(4,119)
Medallion tax amortization, TML portion	(3)
Investment in the DePalma Companies	(52,452)
Total deferred tax liabilities	(56,574)
Net deferred tax liabilities	$(54,140)

On April 7, 2025, the Company consummated the Business Combination accounted for as a reverse recapitalization for U.S. GAAP purposes, resulting in a non-taxable transaction in accordance with Section 351 of the Internal Revenue Code of 1986, as amended (the “Code”). A portion of the non-corporate owners of the DePalma Companies equaling 83.7% contributed their ownership in exchange for common stock in the Company. Following the transaction, the Company, a corporation, holds an 83.7% ownership interest in the DePalma Companies partnerships. In accordance with ASC 740, the Company is required to record deferred income taxes related to the difference between the tax basis received and its book basis in its 83.7% ownership interest in the partnerships.

The difference between the tax basis and the book basis in both partnerships was primarily driven by temporary differences within the partnerships arising from specific assets and liabilities. The temporary differences generated prior to the transaction relate primarily to medallion amortization and unrealized gains and losses on medallion backed loans. Given that the Company’s operations focus on managing loans collateralized by NYC taxi medallions, it is expected that these items represent the most significant sources of temporary differences.

The Company has Federal and State net operating loss carryforwards each of $2.2 million, respectively, as of December 31, 2025. The Federal net operating loss carryforwards have an infinite carryforward period but are subject to 80% deduction limitation based upon pre-NOL deduction taxable income. The State net operating loss carryforwards have a 20 year carryforward period and are not subject to 80% deduction limitation.

The utilization of the Company’s net operating loss carryforwards could be subject to annual limitations under Section 382 and 383 of the Code, and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50% over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that no valuation allowance is required as of December 31, 2025.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits meeting the recognition criteria as of December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The bill does not materially impact the Company’s income tax provision the year ended December 31, 2025.

18. Related Party Transactions

Prior to the Business Combination, the DePalma Companies have, at times, provided advances to the Company for operating and registration costs which are reported within due from related party on the consolidated balance sheets. No related party balances were outstanding as of December 31, 2025.

As further detailed above, the Company’s operations are managed by the Manager pursuant to the MSA. Pursuant to the MSA, the Manager provides certain management services to the Company starting upon the Closing Date until the fifth anniversary of the Closing Date. After the fifth anniversary of the Closing Date, the MSA will renew automatically for an additional five year period unless terminated in accordance with the terms of the MSA. The Manager receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. The MSA provides that the Company will reimburse the Manager for (i) various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of legal, tax, accounting, consulting, auditing, lobbying, regulatory, administrative and other similar services rendered for the Company by providers retained by the Manager and (ii) the compensation paid to specified officers of the Company and the cost of liability insurance to indemnify the Company’s directors and officers. The management fees are reported within management fee payable - related party on the consolidated balance sheets and recognized as management fee expense - related party on the consolidated statements of operations.

19. Stockholders’ Equity

Common Stock

Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders are entitled to vote.

In exchange for their equity interests in the DePalma Companies, the DePalma Companies’ equityholders received a number of shares of common stock of the Company (See Note 3). Prior to the Business Combination, the DePalma Companies made capital distributions to the DePalma Companies equityholders at discretion of the Manager.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, the Company had no issued or outstanding shares of preferred stock.

Warrants

The Company assumed 15,304,982 warrants in the Business Combination which remained outstanding as of December 31, 2025, of which 15,000,000 are equity-classified and 304,982 are liability-classified warrants (together the “Warrants”). The Company accounts for warrants as either equity or liability classified instruments based on an assessment of the warrant’s specific terms pursuant to the guidance of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considered whether the warrants were freestanding financial instruments pursuant to ASC 480, that met the definition of a liability pursuant to ASC 480, and whether the warrants met all of the requirements for equity classification under ASC 815.

The Warrants have an exercise price of $11.50 per share and may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on April 7, 2030, five years from the Closing Date of the Business Combination.

20. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Independent Registered Public Accounting Firm

As previously disclosed on an 8-K filed with the SEC on July 22, 2025 (the “8-K”), the Audit Committee of the Board of the Company approved the dismissal of Marcum LLP (the “Former Auditor”) as the Company’s independent registered public accounting firm, effective as of July 17, 2025. On November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of the Former Auditor. Substantially all of the partners and staff that provided attestation services with the Former Auditor joined CBIZ CPAs.

The audit reports of the Former Auditor on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for a paragraph relating to substantial doubt about the Company's ability to continue as a going concern (prior to consummation of the Company's business combination on April 7, 2025).

In connection with the audits of the Company’s financial statements for each of the two most recently completed fiscal years and in the subsequent interim period through July 17, 2025, there have been no (i) “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K of the Securities and Exchange Act of 1934, as amended (“Regulation S-K”), and the related instructions thereof) between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of such disagreement(s) in connection with its reports, or (ii) “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions thereof), except that, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company identified a material weakness in the design of its internal controls over the financial statement closing process for the year ended December 31, 2023, related to the Company’s accounting for the DePalma Companies due to the lack of appropriate resources to comply with GAAP and SEC reporting requirements. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company remedied the identified material weakness during the year ended December 31, 2024.

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided the Former Auditor with a copy of the 8-K and requested that the Former Auditor furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of the Former Auditor’s letter, dated July 17, 2025, is incorporated by reference as Exhibit 16.1 to this Annual Report.

Appointment of New Independent Registered Public Accounting Firm

Effective as of July 18, 2025, the Audit Committee of the Board of Directors of the Company approved the appointment of Deloitte & Touche LLP (“Deloitte”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, subject to Deloitte’s completion of its standard client acceptance procedures.

During the two fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through July 17, 2025, neither the Company nor anyone acting on its behalf has consulted with Deloitte with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereof; or (iii) a reportable event as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions thereof.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer (our president and chief executive officer) and principal financial officer (our chief financial officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our president and chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our president and chief executive officer (principal executive officer) and our chief financial officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption for emerging growth companies and non-accelerated filers. Management’s report on internal control over financial reporting is included with our financial statements.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

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

We may choose to rely upon these exemptions. These exemptions, however, do not modify the independence requirements for our audit committee and we intend to comply with the requirements of Rule 10A-3 of the Exchange Act and the OTCQX Rules for U.S. Companies (the “OTCQX Rules”) within the applicable time frame.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements are attached hereto and are filed as part of this Annual Report on Form Financial 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit	Description

2.1†#‡

Business Combination Agreement, dated February 14, 2023, by and among Marblegate Acquisition Corp., Marblegate Asset Management, LLC, Marblegate Capital Corporation, MAC Merger Sub, Inc., DePalma Acquisition I LLC and DePalma Acquisition II LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-283675), filed with the SEC on February 7, 2025).

2.2

Waiver to the Business Combination Agreement, dated April 5, 2025, by and among Marblegate Acquisition Corp., Marblegate Asset Management, LLC, Marblegate Capital Corporation, MAC Merger Sub, Inc., DePalma Acquisition I LLC and DePalma Acquisition II LLC (incorporated by reference to Exhibit 2.2 to Marblegate Capital Corporation’s Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

3.1

Amended and Restated Certificate of Incorporation of Marblegate Capital Corporation (incorporated by reference to Exhibit 3.1 to Marblegate Capital Corporation’s Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

3.2

Amended and Restated Bylaws of Marblegate Capital Corporation (incorporated by reference to Exhibit 3.2 to Marblegate Capital Corporation’s Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

4.1

Specimen Common Stock Certificate of Marblegate Capital Corporation (incorporated by reference to Exhibit 4.1 to Marblegate Capital Corporation’s Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

4.2

Specimen Warrant Certificate of Marblegate Capital Corporation (incorporated by reference to Exhibit 4.2 to Marblegate Capital Corporation’s Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

4.3

Warrant Agreement, dated September 30, 2021, by and between Continental Stock Transfer & Trust Company and Marblegate Acquisition Corp. (incorporated by reference to Exhibit 4.1 to Marblegate Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 5, 2021).

4.4

Warrant Assumption Agreement, dated April 7, 2025, by and among Marblegate Acquisition Corp., Marblegate Capital Corporation, and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to Marblegate Capital Corporation’s Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Marblegate Capital Corporation Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

10.1

Registration Rights Agreement, dated as of April 7, 2025, by and among Marblegate Capital Corporation, Marblegate Acquisition LLC, and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.19 to Marblegate Capital Corporation’s Annual Report on Form 10-K filed with the SEC on April 7, 2025).

10.2+

Management Services Agreement, dated April 7, 2025, by and between Marblegate Capital Corporation and Marblegate Asset Management, LLC (incorporated by reference to Exhibit 10.20 to Marblegate Capital Corporation’s Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

10.3+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

10.4

Receivables Loan and Security Agreement, dated as of December 30, 2025, by and among DePalma Financing SPV I LLC, as Borrower, DePalma Acquisition I LLC, individually as Servicer and as Seller, Marblegate Capital Corporation, the Lenders party thereto from time to time, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, New York Branch, as Agent (incorporated by reference to Exhibit 10.1 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.5

Performance Guaranty, dated as of December 30, 2025, by Marblegate Capital Corporation in favor of the Beneficiaries named therein (incorporated by reference to Exhibit 10.2 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.6

Secured Revolving Promissory Note, dated as of December 30, 2025, issued by DePalma Financing SPV I LLC (incorporated by reference to Exhibit 10.3 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.7

Purchase and Contribution Agreement, dated as of December 30, 2025, between DePalma Acquisition I LLC, as Seller, and DePalma Financing SPV I LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.8

Equity Pledge and Security Agreement, dated as of December 30, 2025, by DePalma Acquisition I LLC in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, New York Branch, as Agent (incorporated by reference to Exhibit 10.5 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.9

Membership Interest Purchase Agreement, dated as of December 30, 2025, among TML Holding, Inc., Marblegate Capital Corporation and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch (incorporated by reference to Exhibit 10.6 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.10

Loan and Security Agreement No. 1019386, dated as of December 31, 2025, by and between Auxilior Capital Partners, Inc. and the Mini-Fleets listed on Schedule B thereto (incorporated by reference to Exhibit 10.7 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.11

Promissory Note No. 001, dated as of December 31, 2025, in the principal amount of $7,500,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.8 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.12

Promissory Note No. 002, dated as of December 31, 2025, in the principal amount of $4,860,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.9 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.13

Promissory Note No. 003, dated as of December 31, 2025, in the principal amount of $4,860,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.10 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.14

Agreement of Guaranty, dated as of December 31, 2025, by DePalma Acquisition I LLC, DePalma Acquisition II LLC, Marblegate Capital Corporation and Septuagint Solutions LLC in favor of Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.11 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

14.1	Code of Conduct and Ethics of Marblegate Capital Corporation (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

16.1

Letter of Former Independent Registered Public Accounting Firm, dated July 17, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8‑K (File No. 000-56734), filed on July 22, 2025).

19.1*	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025.

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

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

Marblegate Capital Corporation

Date: March 26, 2026	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: March 26, 2026	By:	/s/ Michael Hutchby
	Name:	Michael Hutchby
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)