Form 10-Q
period 2026-03-31
Marblegate Capital Corp
filed 2026-05-14
CIK 1965052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 73,914,402 shares of Common Stock, par value $0.0001 per share (“Common Stock”) of the registrant issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
risks related to concentration of our business in the New York City (“NYC”) taxi medallion market, including medallion values, credit performance, and the liquidity of our loan portfolio and medallion assets;
•
risks related to fleet scaling, vehicle costs, driver retention, and the operational performance of Signal Taxi;
•
risks related to our indebtedness, including compliance with financial covenants under our Credit Facility (see Note 14) and Term Loan (see Note 14), interest rate exposure, and our ability to maintain required hedging arrangements;
•
risks related to the MRP+ (as defined below) program, including the adequacy and continuation of Reserve Fund appropriations by the City of New York;
•
risks related to competition in urban mobility, including from ride-sharing platforms, autonomous vehicles, and other transportation alternatives;
•
risks related to changes in regulation of the NYC taxi industry, including Taxi and Limousine Commission (“TLC”) requirements, wheelchair accessible vehicle mandates, and the CBD Tolling Program;
•
risks related to geopolitical instability, including armed conflict in the Middle East, could result in oil supply disruptions and increased fuel prices, which would adversely affect driver economies, fleet utilization, and the value of our medallion assets;
•
risks related to cybersecurity threats, data privacy, and litigation;
•
risks related to our externalized management structure, including our dependence on MAM as “Manager” and Field Point as “Loan Servicer”;
•
risks related to the limited trading history and liquidity of our securities on the OTCQX;
•
risks related to the inability to be successful in listing our common stock on a national securities exchange, and our common stock may continue to trade on the OTC Markets;
•
risks related to our corporate and tax structure, including the deferred tax liability recognized in connection with the Business Combination (as defined below) and potential volatility in our effective tax rate; and
•
other factors detailed in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 26, 2026 and this Quarterly Report on Form 10-Q, including those described in the sections entitled “Risk Factors.”

i

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Marblegate Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$5,515	$25,314
Restricted cash	1,572	526
Prepaid expenses and other current assets	14,632	11,372
Total current assets	21,719	37,212
Loans held for investment, at fair value	279,752	281,671
Rental vehicles, net	38,790	28,207
Property and equipment, net	567	572
Operating lease right-of-use assets	5,586	5,084
Intangible assets	358,867	359,022
Other non-current assets	1,185	1,264
Total assets	$706,466	$713,032

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses and other current liabilities	$10,467	$5,968
Service fee payable	-	1,912
Management fee payable - related party	2,749	5,929
Operating lease liabilities, current portion	762	410
Current portion of long-term borrowings	4,908	4,806
Total current liabilities	18,886	19,025
Deferred tax liability, net	51,217	54,140
Long-term borrowings, net of current portion	35,831	37,172
Operating lease liabilities, net of current portion	4,894	4,733
Other liabilities	1,960	1,692
Total liabilities	112,788	116,762

Commitments and contingencies (See Note 12)

Stockholders' equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 73,914,402 shares issued and outstanding as of March 31, 2026 and December 31, 2025	7	7
Additional paid-in capital	287,786	287,786
Retained earnings	202,946	204,106
Total Marblegate Capital Corporation stockholders' equity	490,739	491,899
Noncontrolling interests	102,939	104,371
Total stockholders' equity	593,678	596,270
Total liabilities and stockholders' equity	$706,466	$713,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Fleet revenue	$8,729	$-
Interest income	3,594	3,286
Other revenue	1,799	1,303
Total revenue	14,122	4,589

Operating expenses:
Cost of fleet revenue, net (exclusive of depreciation)	7,631	1,315
Depreciation of rental vehicles	1,519	539
Service fee expense	1,201	1,125
Management fee expense - related party	2,226	-
Depreciation of property and equipment	66	-
General and administrative	2,827	117
Professional fees	2,130	2,383
Total operating expenses	17,600	5,479
Loss from operations	(3,478)	(890)

Other income (expense):
Losses on loans held for investment, net	(374)	(2,862)
WAV grant income	273	-
Interest expense	(819)	-
Other income (expense), net	(5)	66
Total other expense	(925)	(2,796)

Loss before income taxes	(4,403)	(3,686)
Income tax benefit	2,923	-
Net loss	(1,480)	(3,686)
Net loss attributable to noncontrolling interest	(320)	-
Net loss attributable to common stockholders	$(1,160)	$(3,686)

Net loss per share:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)
Weighted-average shares outstanding:
Basic	73,914,402	62,954,464
Diluted	73,914,402	62,954,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2025 (Retroactive application of recapitalization)	62,954,464	$6	$409,369	$249,053	$-	$658,428
Net loss	-	-	-	(3,686)	-	(3,686)
Balance, March 31, 2025	62,954,464	$6	$409,369	$245,367	$-	$654,742

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2026	73,914,402	$7	$287,786	$204,106	$104,371	$596,270
Net loss	-	-	-	(1,160)	(320)	(1,480)
Distributions to noncontrolling interests	-	-	-	-	(1,112)	(1,112)
Balance, March 31, 2026	73,914,402	$7	$287,786	$202,946	$102,939	$593,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,480)	$(3,686)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,585	539
Losses on loans held for investment, net	374	2,862
Noncash medallion incentive	263	263
Noncash operating lease expense	11	11
Amortization of borrowing costs	114	-
Other expense (income), net	5	(66)
Deferred income taxes	(2,923)	-
Changes in operating assets and liabilities:
Due from related party	-	(4)
Prepaid expenses and other current assets	(1,160)	176
Accrued expenses and other liabilities	1,490	1,515
Service fee payable	(1,912)	(701)
Management fee payable	(3,180)	-
Deposit liability	-	877
Net cash (used in) provided by operating activities	(6,813)	1,786
Cash flows from investing activities:
Purchases of rental vehicles	(12,933)	(6,681)
Asset-based WAV grant receipts	1,740	-
Purchases of property and equipment	(61)	-
Medallion disposal down payments and settlements received	-	400
Repayments on loans held for investment	1,700	4,502
Net cash used in investing activities	(9,554)	(1,779)
Cash flows from financing activities:
Distributions to noncontrolling interests	(1,112)	-
Principal repayments on term loan	(1,274)	-
Net cash used in financing activities	(2,386)	-
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,753)	7
Cash and cash equivalents and restricted cash, at beginning of period	25,840	35,173
Cash and cash equivalents and restricted cash, at end of period	$7,087	$35,180

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$589	$-
Income taxes	$-	$-
Noncash investing and financing activities:
Intangible asset taxi medallions acquired in loan foreclosures	$20	$5,285
Originations of Non-MRP+ loans from medallion disposals	175	-
WAV grant receivables applied to rental vehicle basis	3,840	-
Purchases of rental vehicles included in other current liabilities	3,009	-
Right-of-use assets obtained in exchange for lease liabilities	694	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries in which the Company has a controlling financial interest, including a variable interest entity (“VIE”) for which the Company is the primary beneficiary (see Note 14). Prior to the Closing Date, the combined financial statements include the accounts of the DePalma Companies. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. All intercompany transactions and balances have been eliminated in the consolidation.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has not opted out of the extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, is not required to adopt the new or revised standard at the time public companies adopt the new or revised standard.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers money market accounts and highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash balances segregated for security deposits as well as a lockbox arrangement on a credit facility (see Note 14). The Company’s cash and cash equivalents and restricted cash are held by major financial institutions, for which accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per legal entity. At times, cash and cash equivalents and restricted cash balances may exceed federally insured limits, and this potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses in such accounts. Furthermore, the Company reduces risk by maintaining accounts with high quality financial institutions that management believes are creditworthy, and by monitoring this credit risk and adjusting when necessary.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts presented on the condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$5,515	$25,314
Restricted cash	1,572	526
Total cash and cash equivalents and restricted cash	$7,087	$25,840

Intangible Assets

The Company’s taxi medallions are determined to be indefinite-lived intangible assets in accordance with the Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other. The Company acquires taxi medallions by purchase, or by foreclosure on loans collateralized by taxi medallions. If medallion collateral is foreclosed on, the Company recognizes the medallion at fair value on the foreclosure date, less foreclosure related costs. The fair value of a medallion acquired in foreclosure is a nonrecurring Level 3 measurement and is measured consistent with the Company’s policy in determining market medallion prices to measure underlying collateral value for its loans held for investment, at fair value, as further detailed in Note 4. Costs incurred for renewal of taxi medallions are included within cost of fleet revenue, net on the condensed consolidated statements of operations.

Indefinite-lived intangible assets are not amortized but instead tested for impairment. The Company evaluates indefinite-lived intangible assets for impairment annually on October 1st and more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company evaluates taxi medallions owned as a single unit of accounting by jurisdiction for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In the Company’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. No impairment losses were recognized for the three months ended March 31, 2026 and 2025.

Gains and losses on the disposal of taxi medallions are recorded within other income (expense) on the condensed consolidated statements of operations and are measured as the difference between the sale proceeds and the carrying value of a taxi medallion on an average cost basis.

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

Rental vehicles, along with other property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant changes, or planned changes in the Company’s use of the long-lived assets and significant negative industry or economic trends. If the Company determines that the carrying amount of such assets may not be recoverable, recoverability is measured based on the undiscounted cash flows expected to be generated by the related asset or asset group. If impairment is indicated, the long-lived asset group is written down by the amount by which the carrying value of the asset group exceeds the related fair value of the asset group with the related impairment charge recognized. For the three months ended March 31, 2026 and 2025, there were no indicators of impairment of the value of rental vehicles or other property and equipment and no impairment losses were recognized.

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

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more were restructured to an initial principal balance of $200,000 and further reduced to $170,000 per medallion after a $30,000 principal reduction payment from the Reserve Fund. Medallion loans with a principal balance of $200,000 or less were reduced by (i) $30,000 per medallion and (ii) an additional 5% of the post-paydown principal balance. In no event does the principal balance of any MRP+ medallion loan exceed $170,000 per medallion after restructuring. MRP+ loans generally have a 25 year term from the restructuring date, bear interest at 7.3% per annum, and require fixed monthly payments. The Company also holds loans that are not subject to the MRP+ (“Non-MRP+”), which have varying terms and interest rate.

The Company has elected the fair value option and measures these collateralized loans at fair value with changes in fair value recorded on the condensed consolidated statements of operations in the period of the change. The Company made this accounting election pursuant to ASC 825, Financial Instruments (“ASC 825”), to better align reported results with the underlying economic changes in the value of the loans on the condensed consolidated balance sheets. After the initial adoption, the election is made at the acquisition of eligible loans or when certain specified reconsideration events occur.

The Company recognizes gains and losses upon sale, or foreclosure, of loans held for investment, at fair value. Gains and losses on loans held for investment, at fair value are recorded within losses on loans held for investment, net on the condensed consolidated statements of operations and reported as the difference between the sale proceeds and the carrying value of a loan. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. Prior period changes in fair value have been reflected in the carrying value of such loans up until foreclosure. Changes in fair value of loans are reported within losses on loans held for investment, net on the condensed consolidated statements of operations.

Interest income on loans is generally recorded on the accrual basis. For loans placed on non-accrual status, interest income is recognized on a cash basis when received and previously accrued but unpaid interest is reversed.

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

The Company’s loan portfolio is serviced by Field Point in which the Company incurs costs related to the administration of the portfolio. These costs are included within service fee expense on the condensed consolidated statements of operations. Service fee expense represents fees paid to Field Point for services provided for the medallion loan portfolio, including billing and collections, loan documentation, collateral maintenance, TLC compliance, and various other pass-through expenses.

Acquisitions

The Company assesses acquisitions of assets and other similar transactions to determine whether the transaction should be accounted for as a business combination or an asset acquisition in accordance with ASC 805, Business Combinations (“ASC 805”).

A transaction that meets the definition of a business is accounted for as a business combination under ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets acquired, liabilities assumed, and applicable noncontrolling interests are recognized at fair value as of the acquisition date. Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and noncontrolling interests.

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

Leases

As lessee, the Company determines if an arrangement is a lease at inception in accordance with ASC 842, Leases (“ASC 842”). Operating lease assets are presented net of accumulated amortization as operating lease right-of-use asset, net and the corresponding lease liabilities are included in operating lease liabilities on the condensed consolidated balance sheets and further detailed in Note 12. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. The Company generates revenue from the following sources: (1) fleet revenues from the leasing of its vehicle fleet and medallions to licensed New York City Taxi and Limousine Commission (“TLC”) drivers; (2) consulting arrangements to lease taxicab vehicles (see Note 11); (3) interest earned on loans held for investment which is not subject to ASC 606; and (4) other revenues primarily from fees, restructuring activity, and payments received from the Reserve Fund on the Company’s loan portfolio which is not subject to ASC 606, as well as advertising revenue.

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

Fleet Revenue

The Company generates revenue from the leases of its vehicle fleet and medallions to the licensed TLC drivers, in which the Company acts as the lessor. The Company collects all rider credit card fares, including tips and surcharges, charged by the point-of-sale system in each taxi on behalf of the drivers and remits these amounts to the drivers as these amounts are not revenues to the Company. The leases generally are short-term and operate on a weekly basis with drivers renewing each week and payments being settled between the point-of-sale system, the Company, and the drivers on weekly basis. The leases may either (i) specify the weekly rate between medallion cost, vehicle cost, and other fees, or (ii) include all costs in one weekly lease rate agreed upon with a driver, and these fees can vary by lease based on prevailing market rates at the time of agreement. In either scenario, the Company views these contracts as having one performance obligation to provide a fully operational taxicab to a driver over the lease term. The vehicles in the lease agreements are a lease component subject to ASC 842, which the Company has determined to be operating leases based on their short-term nature, and the medallions are subject to ASC 606 as medallions are intangible assets not subject to ASC 842 and, therefore, a non-lease component. These contracts qualify for a practical expedient available to lessors to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. The Company elected to apply this practical expedient and, therefore, has one performance obligation and recognizes all income from these contracts, net of sales tax, in accordance with ASC 606 as the medallions are the predominant component of the contract. The Company's performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided over the weekly lease terms.

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage exposure to variability in cash flows arising from changes in interest rates on its variable‑rate debt obligations. The interest rate swaps are not designated as hedging instruments for accounting purposes. Accordingly, the swaps are recognized on the condensed consolidated balance sheets at fair value within other liabilities with changes in fair value recognized in earnings in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Net settlements under the interest rate swap agreements are recognized within interest expense when such amounts are incurred.

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

The Company's policy is to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The Company presents direct costs of its fleet operations within cost of fleet revenue, net on the consolidated statements of operations which formerly were presented within general and administrative expenses and fleet servicing fees, net. In addition, the Company presents depreciation of rental vehicles separate from depreciation of property and equipment on the consolidated statements of operations. Further, the Company presents gains (losses) from medallion disposals and changes in fair value of warrant liabilities within other income (expense), net on the consolidated statements of operations. These reclassifications had no impact on previously reported consolidated balance sheets, net income or loss, cash flows, or stockholders’ equity.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03, as clarified by ASU 2025-01, on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received By Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement and presentation of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will comply with the condition of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-10 on its condensed consolidated financial statements and related disclosures.

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

The following table reconciles the elements of the Business Combination to the Company’s condensed consolidated statements of changes in stockholders’ equity (in thousands):

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
March 31, 2026
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$189,941	$189,941
Non-MRP+ Loans	-	-	89,811	89,811
Total loans held for investment, at fair value	-	-	279,752	279,752
Total assets	$-	$-	$279,752	$279,752

Liabilities:
Other liabilities:
Medallion incentive liability	$-	$-	$1,444	$1,444
Warrant liabilities	-	55	-	55
Derivative liability		1		1
Total liabilities	$-	$56	$1,444	$1,500

	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2025
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$192,449	$192,449
Non-MRP+ Loans	-	-	89,222	89,222
Total loans held for investment, at fair value	-	-	281,671	281,671
Total assets	$-	$-	$281,671	$281,671

Liabilities:
Other liabilities:
Medallion incentive liability	$-	$-	$1,181	$1,181
Warrant liabilities	-	51	-	51
Total liabilities	$-	$51	$1,181	$1,232

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs (in thousands):

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2025	$201,106	$79,892
Gains on loans held for investment, net	7,859	756
Origination of Non-MRP+ loans from medallion disposals	-	495
Origination of Non-MRP+ loans from MRP+ settlements	(4,550)	4,550
Purchase of loans in TML Asset Acquisition	5,065	8,929
Collateral foreclosures	(11,900)	(385)
Loan repayments	(5,131)	(5,015)
Balance as of December 31, 2025	$192,449	$89,222
Losses on loans held from investment, net	(1)	(373)
Origination of Non-MRP+ loans from medallion disposals	-	175
Origination of Non-MRP+ loans from MRP+ settlements	(1,155)	1,155
Collateral foreclosures	-	(20)
Loan repayments	(1,352)	(348)
Balance as of March 31, 2026	$189,941	$89,811

Net change in estimated fair value of Level 3 loans still held as of March 31, 2026 and March 31, 2025 included in losses on loans held for investment, net on the condensed consolidated statements of operations, was a net increase of $0.8 million and a net decrease of $3.4 million for the three months ended March 31, 2026 and 2025, respectively.

With respect to instruments valued by management, the valuation techniques employed are an income approach reflecting a discounted cash flow analysis, and a market approach that includes market transactions.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company‘s assets and liabilities that are categorized within Level 3 of the fair value hierarchy (in thousands):

March 31, 2026
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$189,941	Income Approach[1]	Discount Rate[2]	7.50%	7.50%	7.50%
Non-MRP+ Loans - NYC	79,737	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	10,074	Market Approach	Market Medallion Price	$6,750	$110,000	$17,703
	$279,752
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
(3)
The most significant inputs include recent Company medallion sale prices (ranging from $166,206 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $95,000 to $180,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of March 31, 2026, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s assets and liabilities that are categorized within Level 3 of the fair value hierarchy (in thousands):

December 31, 2025
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$192,449	Income Approach[1]	Discount Rate[2]	7.50%	7.50%	7.50%
Non-MRP+ Loans - NYC	78,579	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	10,643	Market Approach	Market Medallion Price	$7,000	$110,000	$17,450
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

5. Loans Held for Investment, at Fair Value

As mentioned in Note 2, the Company’s loan portfolio consists of loans that are collateralized by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment (in thousands):

	March 31, 2026	December 31, 2025
Total principal balance outstanding	$921,616	$928,299
Adjustment to reduce loans to fair value	(641,864)	(646,628)
Total loans held for investment, at fair value	$279,752	$281,671

The following table shows major classifications of loans held for investment, at fair value on current and non-accrual status (in thousands):

	March 31, 2026	December 31, 2025
Loans held for investment, at fair value
MRP+ Loans (NYC)
Current	$127,448	$130,760
Non-accrual	62,493	61,689
Non-MRP+ Loans (NYC):
Current	50,485	46,791
Non-accrual	29,252	31,788
Non-MRP+ Loans (Other):
Current	331	364
Non-accrual	9,743	10,279
Total loans held for investment, at fair value	$279,752	$281,671

The aggregate fair value and outstanding principal balances of taxi medallion loans that were on non-accrual status were as follows (in thousands):

	March 31, 2026	December 31, 2025
Total principal balance outstanding	$677,972	$685,983
Adjustment to reduce loans to fair value	(576,484)	(582,227)
Total non-accrual loans, at fair value	$101,488	$103,756

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

The transaction was determined to be an asset acquisition pursuant to ASC 805, and, therefore, the purchase price, including allocated transaction costs of $0.1 million, were allocated to the assets acquired based on their relative fair values as a percentage of the total fair value of the assets acquired, with no goodwill recognized. See Note 4 for additional information related to the valuation methodologies of medallion loans and taxi medallions acquired.

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

Following the closing of the Business Combination, on April 7, 2025 (the “Signal Taxi Acquisition Date”), the Company, via DePalma II, acquired the remaining outstanding equity interests in Signal Taxi, resulting in Signal Taxi becoming a wholly owned subsidiary of the Company (the “Signal Taxi Acquisition”). The Company accounted for the Signal Taxi Acquisition pursuant to the acquisition method under ASC 805. As such, the Company derecognized its existing equity method investment in Signal Taxi and recognized the assets and liabilities of Signal Taxi effective April 7, 2025 at their estimated fair values. No gain or loss was recognized on remeasurement of the previously held interest. The Signal Taxi Acquisition was completed to further develop the Company’s fleet operations and occurred without the transfer of consideration pursuant to an assignment and assumption agreement.

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

Prior to the Signal Taxi Acquisition Date, DePalma II (as lessor) and Signal Taxi (as lessee) had preexisting arrangements related to taxi medallions and vehicles. In connection with the Signal Taxi Acquisition, these preexisting arrangements were effectively settled as Signal Taxi became a wholly owned subsidiary of DePalma II. Accordingly, and pursuant to ASC 805, the Company accounted for the settlement of the preexisting arrangements separately from the business combination and not as part of the consideration transferred. As a result of the settlement, the Company derecognized $8.0 million of deposit liabilities as of the Signal Taxi Acquisition Date and recognized a corresponding amount in fleet revenue on the condensed consolidated statements of operations for the three months ended June 30, 2025. The settlement amount reflects the carrying amount of the deposit liabilities at the acquisition date, and no additional consideration was transferred or received in connection with the settlement.

7. Rental Vehicles, net

Rental vehicles, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Taxi vehicles	48,809	36,707
Less: accumulated depreciation, rental vehicles	(10,019)	(8,500)
Rental vehicles, net	$38,790	$28,207

Depreciation expense for rental vehicles was $1.5 million and $0.5 million for the three months ended March 31, 2026 and 2025 which is included within depreciation of rental vehicles on the condensed consolidated statements of operations. As of March 31, 2026, rental vehicles, net includes taxi vehicles not yet placed in service totaling $3.0 million.

8. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	657	596
Furniture and fixtures	36	36
Less: accumulated depreciation	(126)	(60)
Property and equipment, net	$567	$572

Depreciation expense for property and equipment was $0.1 million and $0 for the three months ended March 31, 2026 and 2025, which is included within depreciation of property and equipment on the condensed consolidated statements of operations.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
WAV grant receivable	$6,796	$4,626
Interest receivable	1,155	1,143
Other receivables	3,302	2,737
Prepaid expenses	3,379	2,866
	$14,632	$11,372

WAV Program

The Company participates in the City of New York’s Wheelchair Accessible Vehicle (“WAV”) incentive program. The WAV program incentivizes taxi owners to place wheelchair accessible vehicles into service by providing a rebate credit for incurring the up-front costs to place a wheelchair accessible vehicle into service. Under the WAV program, the Company receives a $20,000 rebate credit for each wheelchair accessible vehicle placed into service. The WAV program also provides for quarterly rebates of $625 for each wheelchair accessible vehicle that completes at least 750 trips within a quarter. The total amount of the rebate credits for the up-front and operational payments is capped at $30,000 per vehicle. The Company qualifies for the rebate grants when a WAV is placed in service, or quarterly trips are completed, and an application for rebate is approved, at which time amounts are recognized as WAV grant receivable within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company accounts for the WAV program government grants as (i) grants related to an asset and as part of the cost basis in determining the carrying value of the asset for the initial placed-in-service rebate credit, and (ii) as a grant related to income reported within WAV grant income on the condensed consolidated statements of operations for the quarterly rebate credit. The Company recognized WAV grant income of $0.3 million and $0 for the three months ended March 31, 2026 and 2025, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional fees	$2,021	$1,794
Franchise and sales tax	1,849	1,691
Fleet operations	4,667	1,309
Other accrued expenses	1,930	1,174
	$10,467	$5,968

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

In exchange for the Consultant’s services, the Company will pay the Consultant a base fee of $100,000 per month as well as reimburse the Consultant for certain of its operating and other reimbursable expenses. At the end of each month, the Consultant and the Company will reconcile amounts due to each party, which is determined by the total revenues generated by the taxi fleet operations, less the base fee and the reimbursable operating expenses. The Company determined it is acting as the agent from inception of the Consulting Agreement through March 31, 2026 pursuant to ASC 606, as during this period the Consultant continues to be the party obligated to fulfill the performance obligation of leasing an operational taxicab to the end-user driver. As such, the Company will report all revenues generated by the taxi fleet operations and expenses incurred as a result of the Consulting Agreement on a net basis through March 31, 2026 within cost of fleet revenue, net on the condensed consolidated statements of operations as further detailed below.

Further, the Consultant is entitled to a medallion incentive payment of six (6) NYC taxi medallions per year to be earned on November 15th of each year and payable at the end of the five-year term or upon earlier termination of the Consulting Agreement. In the event the Consulting Agreement is terminated prior to November 15 of a given year, no medallion consideration will be earned by the Consultant for that year, whether on a pro rata basis or otherwise. The Company ratably recognizes to expense the fair value of the medallions to be earned by the Consultant over the term of the Consulting Agreement within cost of fleet revenue, net on the condensed consolidated statements of operations, and recognizes a liability within other liabilities on the condensed consolidated balance sheets. The Company will remeasure such liability at each reporting period based on the fair value of the medallions earned at each period end, with any changes in fair value being reported within earnings. See Note 4 for additional information.

The following table sets forth the components of Consulting Agreement (in thousands):

	Three Months Ended March 31,
	2026	2025
Consultant fleet revenues	$605	$1,087
Less: Base consulting fees	(300)	(300)
Less: Noncash medallion incentive	(263)	(262)
Less: Fleet operating and reimbursable expenses	(2,165)	(1,649)
	$(2,123)	$(1,124)

The Company may make advances for the base consulting fees and other fleet operating expenses prior to period end reconciliations with the Consultant. As of March 31, 2026 and December 31, 2025, $0.3 million and less than $0.1 million was due from the Consultant, respectively, which is included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

12. Commitments and Contingencies

Leases

The Company has operating leases related to its fleet operations for garage, parking, and clubhouse facilities. These leases have remaining lease terms ranging from approximately two to nine years, some of which include options to extend the lease term for up to five additional years.

The table below presents certain information related to the Company’s lease costs which are included within cost of fleet revenue, net on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$297	$177
Total lease costs	$297	$177

The ROU assets and lease liabilities for the operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$5,586	$5,084
Total lease assets	$5,586	$5,084

Liabilities
Current liabilities:
Operating lease liabilities, current portion	$762	$410

Non-current liabilities:
Operating lease liabilities, net of current portion	4,894	4,733
Total lease liabilities	$5,656	$5,143

The weighted average remaining lease term for the operating leases was 7.7 years and the weighted-average discount rate was 7.2% as of March 31, 2026.

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows from operating leases	$285	$165

Future minimum lease payments under operating leases as of March 31, 2026 are as follows (in thousands):

Rest of 2026	$859
2027	1,157
2028	798
2029	811
2030	826
Thereafter	2,989
Total minimum lease payments	7,440
Less effects of discounting	(1,784)
Total lease liabilities	$5,656

Other Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, the Company had no unfunded loan commitments. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss under these contracts to be remote.

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

13. Intangible Assets

Intangible assets, inclusive of indefinite-lived intangible assets not subject to amortization, consisted of the following (in thousands):

	March 31, 2026
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,146	$357,619
Other		1,248
Total		$358,867

	December 31, 2025
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,147	$357,794
Other		1,228
Total		$359,022
(1)
During the three months ended March 31, 2026, the Company disposed of 1 medallion. During the year ended December 31, 2025, the Company acquired 68 medallions and 20 medallions through loan foreclosures and the TML Asset Acquisition (see Note 6), respectively, and disposed of 2 medallions.

14. Long-Term Borrowings

The Company’s long-term borrowing arrangements consisted of the following (in thousands):

March 31, 2026
Term loan	$15,946
Less: unamortized debt issuance costs	(207)
Less: current portion of term loan	(4,908)
Term loan, net of current portion	10,831
Credit Facility	25,000
Total long-term borrowings, net of current portion	$35,831

Term Loan

On December 31, 2025, the Company entered into a Loan and Security Agreement with Auxilior Capital Partners, Inc. which provides for loans in the aggregate amount of $17.2 million to finance the acquisition of taxicab vehicles (the “Term Loan”). The Term Loan accrues interest at a rate of 8.5% per annum and requires fixed monthly payments of principal and interest commencing February 1, 2026 for thirty-six consecutive months, maturing on January 1, 2029. The Term Loan is collateralized by certain of the Company’s taxi vehicles excluding any related taxi medallions. The collateral is subject to certain restrictions including, but not limited to, that it must be used solely within the U.S. in the ordinary course of the Company’s business. During the three months ended March 31, 2026, the Company recognized $0.4 million of contractual interest expense on the Term Loan, which is included within interest expense on the condensed consolidated statements of operations.

In connection with the Term Loan, the Company incurred debt issuance costs of $0.2 million which are amortized to interest expense over the remaining term of the Term Loan using the effective interest method at a rate of 9.5%. During the three months ended March 31, 2026, the Company recognized less than $0.1 million in amortization of issuance costs, which is included within interest expense on the condensed consolidated statements of operations.

The Company is subject to certain financial condition and testing covenants (such as equity requirements and limits), as well as customary events of default that could require acceleration of outstanding obligations. The Company was in compliance with such covenants as of March 31, 2026.

The scheduled minimum payments on the Term Loan were as follows as of March 31, 2026 (in thousands):

Rest of 2026	$3,532
2027	5,686
2028	6,189
2029	539
Total	$15,946

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

The Company is required to secure MRP+ loans within a bankruptcy-remote special purpose vehicle, DePalma Financing SPV I LLC (the “SPV”), as collateral to make draws on the Credit Facility. The SPV is a variable interest entity for which the Company is the primary beneficiary. The sole purposes of the SPV are to acquire, hold, pledge, sell, and otherwise exercise ownership rights with respect to the MRP+ loans and related assets, to enter into and perform its obligations and exercise its rights under the Credit Facility and related documents, and to engage in other lawful activities related to or incidental to the foregoing. Although the SPV is included in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. Upon the transfer of ownership and control of MRP+ loans to the SPV, the Company has no retained interests in the receivables sold (other than certain limited repurchase rights and obligations of DePalma I, as seller, of such receivables) and they become unavailable to the Company’s creditors should it become insolvent. The Company has collection and administrative responsibilities for the MRP+ loans sold to the SPV.

During the term of the Credit Facility, the principal balance of advances outstanding may not exceed 80% of the principal outstanding on the MRP+ loans collateralized in the SPV. As of March 31, 2026, the outstanding principal balance of advances under the Credit Facility was approximately $25.0 million. The borrowing base, calculated as 80% of the aggregate principal balance of eligible MRP+ loans assigned to the SPV, was $40.4 million, resulting in $15.4 million of additional borrowing capacity as of March 31, 2026. Advances under the Credit Facility are secured by a first-priority perfected lien on substantially all of the SPV’s assets, including eligible MRP+ loans, taxi medallion collateral, related program rights, collection and lockbox accounts and proceeds, and related agreements and records. The Company is prohibited from selling, transferring, or otherwise disposing of any interest of the collateral while amounts on the Credit Facility are outstanding in excess of the collateral requirements. During the term of the Credit Facility, all cash receipts from borrowers on collateralized MRP+ loans are deposited into a lockbox account that is subject to control by the Lender. Funds in the lockbox account are subject to monthly periodic disbursements based on a priority of payments schedule first including any fees or accrued interest due to the Lender and other facility stakeholders, with the remainder being remitted to the Company. Subsequent to the revolving period on December 30, 2027, any funds remaining in the lockbox account after payment of Lender fees and interest are to be applied to the principal balance outstanding. Excluding as a consequence to any events of default, no other prepayments of principal are required until maturity on December 30, 2030. The balance in the lockbox account was $1.1 million and less than $0.1 million as of March 31, 2026 and December 31, 2025, respectively, and is included within restricted cash on the condensed consolidated balance sheets.

The Credit Facility accrues certain interest and fees daily including interest on outstanding balances, a non-use fee on unused committed capacity, a lenders’ margin fee, and make-whole fees. These fees each accrue at different rates but are generally fixed during the term of the Credit Facility. Further, the Credit Facility required the execution of an interest rate hedge by January 31, 2026, which the Company executed on January 26, 2026. The swap was executed for an initial notional amount of $25.0 million effective January 15, 2026. Pursuant to the swap agreement, the Company will pay the swap counterparty a fixed rate of approximately 3.6% in exchange for floating payments based on the SOFR Compound. The interest rate swap contract is not designated for hedge accounting, therefore the change in fair value of the interest rate swap contract is recognized in earnings within other income (expense) on the condensed consolidated statements of operations. As of March 31, 2026, the Company determined that the fair value of the interest rate swap contract was less than $0.1 million in a liability position, which is included within other liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2026, the Company recognized $0.3 million in aggregate of interest expense on the condensed consolidated statements of operations related to interest and fees. The weighted average interest rate, including all accruing fees under the Credit Facility, was 5.4% during the three months ended March 31, 2026.

The Company incurred $1.6 million in issuance costs in connection with the closing of the Credit Facility which are included in other non-current assets on the condensed consolidated balance sheets. Issuance costs related to the Credit Facility are amortized to interest expense ratably through the maturity date. During the three months ended March 31, 2026, the Company recognized $0.1 million in interest expense on the condensed consolidated statements of operations related to amortization of issuance costs. Of the total issuance costs incurred, $0.5 million is due to the Lender and payable upon the earlier of (i) a date anticipated to occur in January 2027, or (ii) the termination of the facility, and is included in other liabilities on the condensed consolidated balance sheets.

The Company is subject to certain financial condition and testing covenants, as well as customary events of default that could require acceleration of outstanding obligations. The Company was in compliance with such covenants as of March 31, 2026.

15. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(1,480)	$(3,686)
Less: net loss attributable to noncontrolling interests	(320)	-
Net loss attributable to common stockholders	$(1,160)	$(3,686)

Denominator:
Weighted average common shares outstanding - basic and diluted	73,914,402	62,954,464

Net loss per share:
Net loss per share - basic and diluted	$(0.02)	$(0.06)

The potentially dilutive shares of common stock are comprised of 15,304,982 warrants outstanding and are computed using the treasury stock method. The effect of the Company’s potentially dilutive securities was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

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

The CODM assesses financial conditions and segment operating results to allocate resources and assess segment profitability consistent with its significant accounting policies and results presented within these unaudited condensed consolidated financial statements, including revenues and net income (loss) on the condensed consolidated statements of operations and total assets on the condensed consolidated balance sheets. The CODM reviews these measures on a quarterly basis in connection with budget-to-actual variance analyses and uses this information to assess operating performance, identify trends, and make resource allocation decisions across the Company’s business activities. In addition, the CODM reviews significant segment expenses consisting of those reported on the condensed consolidated statements of operations. The CODM uses segment net income (loss) to evaluate segment operating performance, generate future operating plans, and make strategic decisions.

The following tables provides information about our segments and a reconciliation to net income (loss) (in thousands):

	Three Months Ended March 31, 2026
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$8,729	$8,729	$-	$8,729
Interest income	3,536	-	3,536	58	3,594
Other revenue	1,695	104	1,799	-	1,799
Total revenue	5,231	8,833	14,064	58	14,122
Cost of fleet revenue, net (exclusive of depreciation)	-	7,631	7,631	-	7,631
Depreciation of rental vehicles	-	1,519	1,519	-	1,519
Service fee expense	1,201	-	1,201	-	1,201
Management fee expense - related party	-	-	-	2,226	2,226
Depreciation of property and equipment	-	66	66	-	66
General and administrative	-	1,527	1,527	1,300	2,827
Professional fees	617	168	785	1,345	2,130
Total operating expenses	1,818	10,911	12,729	4,871	17,600
Other income (expense)	(374)	273	(101)	(824)	(925)
Income tax (expense) benefit	(1,830)	1,482	(348)	3,271	2,923
Net income (loss)	$1,209	$(323)	$886	$(2,366)	$(1,480)

	Three Months Ended March 31, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$-	$-	$-	$-
Interest income	3,078	-	3,078	208	3,286
Other revenue	1,303	-	1,303	-	1,303
Total revenue	4,381	-	4,381	208	4,589
Cost of fleet revenue, net (exclusive of depreciation)	-	1,315	1,315	-	1,315
Depreciation of rental vehicles	-	539	539	-	539
Service fee expense	1,125	-	1,125	-	1,125
Management fee expense - related party	-	-	-	-	-
Depreciation of property and equipment	-	-	-	-	-
General and administrative	-	-	-	117	117
Professional fees	94	751	845	1,538	2,383
Total operating expenses	1,219	2,605	3,824	1,655	5,479
Other income (expense)	(2,862)	66	(2,796)	-	(2,796)
Income tax (expense) benefit	-	-	-	-	-
Net income (loss)	$300	$(2,539)	$(2,239)	$(1,447)	$(3,686)

The following tables reconcile segment assets to consolidated assets on the condensed consolidated balance sheets (in thousands):

	March 31, 2026
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Balance sheet
Loans held for investment, at fair value	$279,752	$-	$279,752	$-	$279,752
Intangible assets	-	358,867	358,867	-	358,867
Other assets	1,155	61,371	62,526	5,321	67,847
Total assets	280,907	420,238	701,145	5,321	706,466
Total liabilities	$34,232	$34,641	$68,873	$43,915	$112,788

	December 31, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Balance sheet
Loans held for investment, at fair value	$281,671	$-	$281,671	$-	$281,671
Intangible assets	-	359,022	359,022	-	359,022
Other assets	1,143	48,663	49,806	22,533	72,339
Total assets	282,814	407,685	690,499	22,533	713,032
Total liabilities	$34,301	$32,943	$67,244	$49,518	$116,762

17. Income Taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimate annual effective tax rate adjusted for the effect of discrete items arising in those interim periods.

The provision for income taxes consists of federal and state taxes in the US, New York, and New York City.

For the three months ended March 31, 2026, the Company recorded an income tax benefit of $2.9 million, resulting in an effective tax rate of 67.2%. The Company’s taxable income is generated in the United States and taxed at a federal and state statutory rate of 33.7%. Relative to the federal and state statutory rate, the effective tax rate for the three months ended March 31, 2026 was primarily increased by the loss attributable to the noncontrolling interest in the non-taxable partnership entities.

For the three months ended March 31, 2025, the Company recorded an income tax expense (benefit) of $0, and the effective tax rate for the three months ended March 31, 2025 was 0% as the Company was not subject to entity-level taxation.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, the Company has determined that no valuation allowance is required as of March 31, 2026 and December 31, 2025.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s Condensed Consolidated Balance Sheets. To date, the Company has not recognized any interest and penalties in its Condensed Consolidated Statements of Operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2026 and December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Under OBBBA, the Company is permitted to claim 100% bonus depreciation and fully deduct domestic research expenditures under Section 174A. These provisions accelerate tax deductions but do not create permanent tax differences; therefore, the impact is timing related only and does not materially affect the Company’s consolidated financial statements.

18. Related Party Transactions

Prior to the Business Combination, the DePalma Companies have, at times, provided advances to the Company for operating and registration costs which are reported within due from related party on the condensed consolidated balance sheets. No related party balances were outstanding as of March 31, 2026 or December 31, 2025.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, the Company had no issued or outstanding shares of preferred stock.

Warrants

The Company assumed 15,304,982 warrants in the Business Combination which remained outstanding as of March 31, 2026, of which 15,000,000 are equity-classified and 304,982 are liability-classified warrants (together the “Warrants”). The Company accounts for warrants as either equity of liability classified instruments based on an assessment of the warrant’s specific terms pursuant to the guidance of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considered whether the warrants were freestanding financial instruments pursuant to ASC 480, that met the definition of a liability pursuant to ASC 480, and whether the warrants met all of the requirements for equity classification under ASC 815. Changes in the fair value of warrant liabilities are recorded within other income (expense) on the condensed consolidated statements of operations.

The Warrants have an exercise price of $11.50 per share and may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on April 7, 2030, five years from the Closing Date of the Business Combination.

20. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 9, 2026, the Company drew an advance on the Credit Facility of $10.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless context otherwise requires, all references in this section to “we”, “us”, “our” or “the Company” refer to Marblegate Capital Corporation, however historical references to “we”, “us”, “our” or “the Company” may refer to the historical operations of the DePalma Companies prior to the Business Combination. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a fully integrated operating platform combining fleet operations and medallion-backed specialty finance with operations focused in the NYC regulated mobility market. Our business is centered on the NYC taxi medallion—a scarce, municipally regulated license that is the sole authorization to operate a vehicle for street-hail service in the City of New York which we view as a critical piece of NYC’s mobility infrastructure. We are the largest combined lender to, and owner of, NYC taxi medallions and operate the largest taxi fleet in New York City, based on active vehicle data reported by the TLC, through Signal Taxi. Our goal is to achieve superior risk-adjusted returns for our stockholders by maintaining a focus on capital preservation, current revenues and capital appreciation. Our core philosophy is to work with key stakeholders in NYC’s mobility ecosystem to facilitate an industry-wide restructuring of historical medallion lending practices, to position the taxi medallion as a stabilized income-producing asset, and to support the long-term role of regulated street-hail service as an essential and enduring component of New York City’s transportation network. Accordingly, we regularly explore complementary business opportunities, including potential mergers and acquisitions that would allow us to further develop our position in the broader urban mobility landscape.

We were originally formed by MAC, a Delaware corporation and special purpose acquisition company, on February 2, 2023, to be the surviving company in connection with Business Combination with the DePalma Companies. On the Closing Date, we consummated the Business Combination contemplated by that certain Business Combination Agreement, by and among us, MAC, the Manager, MAC Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of us, and the DePalma Companies, pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in us becoming a publicly traded company and the surviving company. Immediately prior to the consummation of the Business Combination, on April 7, 2025, as contemplated by the Business Combination Agreement, we and the DePalma Companies effected a series of reorganization transactions, resulting in the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies. As a result of the Business Combination, we are a holding company and substantially all of our assets and operations are conducted through our subsidiaries.

Our operations are managed by the Manager pursuant to the MSA. Pursuant to the MSA, the Manager provides certain management services including, but not limited to, managing our day-to-day business and operations. Under the MSA, the Manager provides management services customarily performed by executive officers and employees of a publicly listed company, including overseeing the acquisition and disposition of our assets, overseeing our loan portfolio, managing our day-to-day business and operations, evaluating our financial and operational performance, and providing a management team to serve as our executive officers.

In February 2019, DePalma II entered into a non-controlling joint venture with Kirie Eleison Corp, an unaffiliated strategic partner, and formed Signal Taxi, in which DePalma II held a 50% interest. Signal Taxi is a fully functioning medallion-leasing agent and taxi fleet operating company based in NYC, licensed by the TLC as an agent/broker for managing NYC taxi medallions, formed for the purpose of operating and servicing taxi medallions. The formation of Signal Taxi also allowed DePalma II to lease the medallions for its fleet operation business. Historically, given the non-controlling nature of the relationship between DePalma II and Signal Taxi, Signal Taxi’s financial statements have not been consolidated; however, on April 7, 2025, we, via DePalma II, completed the Signal Taxi Acquisition.

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

We believe we are the largest New York City taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,797 New York City taxi medallions as of March 31, 2026. In addition to our ownership of medallion loans, we believe we are also the largest owner of New York City taxi medallions, with 2,146 owned medallions (“Owned Medallions”) as of March 31, 2026.

Further, as of March 31, 2026, we have a managed taxi fleet of 950 vehicles and 838 active drivers operating Signal Taxi vehicles, as well as 121 vehicles managed under our Consulting Agreement.

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

Financial Overview

For the three months ended March 31, 2026 and 2025, we generated total revenues of $14.1 million and $4.6 million, respectively. Net loss from operations for the three months ended March 31, 2026 was $3.5 million and $0.9 million, respectively. Other expense for the three months ended March 31, 2026 was $0.9 million and $2.8 million, respectively. Net loss for the three months ended March 31, 2026 was $1.5 million and $3.7 million, respectively.

Through March 31, 2026, we have received approximately $52 million of revenue from certain loans subject to the Medallion Relief Program+ established in March 2022 (“MRP+”), of which 30% related to payments made from the Reserve Fund. As of March 31, 2026, we had loans held for investment, at fair value of $279.8 million. For the three months ended March 31, 2026 and 2025, we had gross collections of $8.1 million and $9.8 million, respectively, where 27% and 59% of such collections were related to payments made on account of restructurings or resolutions of medallion loans. Gross collections decreased by approximately 18% during the three months ended March 31, 2026, as compared to the same period in the prior year and was primarily attributable to a decrease in restructurings of Non-MRP+ large borrowers, compared to the three months ended March 31, 2025, partially offset by an increase in recurring payments from that cohort of restructured large borrowers.

For the three months ended March 31, 2026, we realized a year-over-year increase of $0.6 million in regular monthly payments. Non-MRP+ large borrower payments increased by $0.7 million due to restructuring efforts that improved performance in the Non-MRP+ NYC cohort, while MRP+ payments decreased by $0.1 million as a result of borrower payoffs and foreclosure of defaulted medallions. Regular monthly collections remained steady at $5.9 million. The 18% decrease in gross collections during the three months ended March 31, 2026, compared to the same period in the prior year, was primarily attributable to reduced restructuring activity among Non-MRP+ borrowers.

With respect to delinquencies, as of March 31, 2026 and 2025, the percentage of New York City loans by medallion count in default were 28% and 33%, respectively. The decrease in delinquencies at March 31, 2026 was largely due to the continued foreclosure of non-accruing loans during the three months ended March 31, 2026, as well as newly restructured and originated medallion loans.

For the three months ended March 31, 2026 and 2025, we completed restructurings of loans collateralized by 0 and 36 New York City medallions, respectively. The decrease in restructurings period over period was due to a reduction in the number of New York City non-performing loans requiring restructuring.

For the three months ended March 31, 2026 and 2025, we foreclosed on 0 and 27 medallions. The decrease in the pace of foreclosures was due to the reduced size of the non-accruing loan pool as we have foreclosed on a significant portion of the pool’s non-accruing loans.

Key Factors Affecting Operating Results

Our performance and future success depends on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

Our balance sheet consists substantially of taxi medallions and loans secured by taxi medallions, which historically have been associated with higher than average delinquency rates and defaults, as substantially all of these loans were acquired after they had defaulted. As of March 31, 2026, we held $356.4 million in aggregate principal of New York City taxi medallion loans, of which approximately 29% of Non-MRP+ loans by unpaid principal balance were in default, compared to 40% as of December 31, 2025. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default, we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market, then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. Our taxi medallions are reported at cost and evaluated for impairment. As of March 31, 2026, we held 2,146 New York City medallions, as well as medallions in certain other jurisdictions, with an aggregate carrying value of $358.9 million, compared to 2,147 New York City taxi medallions, as well as medallions in certain other jurisdictions, with an aggregate carrying value of $359.0 million as of December 31, 2025. The value of our taxi medallion and loan portfolio, and the taxi industry in general, is susceptible to risk of loss resulting from, including but not limited to, changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion. Our business is heavily concentrated in medallion collateralized lending and Owned Medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism, as well as those that affect the City of New York. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of our taxi medallions. In addition, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion collateralized loan, which could impact the value of our Owned Medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

MRP+

As of March 31, 2026, 36% of our current medallions based on NYC taxi medallion count have participated in the MRP+. See “Item 1. Business—MRP and MRP+” for a detailed description of the program. The Reserve Fund was funded with $49 million, and any funding in excess of the initial amount is subject to future appropriations by the New York City Council and is not legally required or committed by the City of New York. The Reserve Fund balance was approximately $28.3 million and $30.2 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Reserve Fund balance represented approximately 1.2x of the annual debt service.

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

Our Credit Facility requires the maintenance of an interest rate hedge. The hedge was executed on January 26, 2026, within the contractual deadline of January 31, 2026. The hedge is an interest rate swap with a notional amount of $25.0 million, which corresponds to the initial draw on the Credit Facility, and effectively fixes our interest rate exposure on that portion of the Credit Facility at approximately 5.3% through the swap termination in August 2033, with the notional amount amortizing after December 2027 in line with projected loan repayments. The Term Loan bears a fixed interest rate and is not subject to interest rate variability. As the impact of interest rates has generally not been material to our historical operating results, we have not entered into any interest rate swaps or other hedging transactions to mitigate such risks. However, we may do so in the future if interest rates increase and our exposure to interest rates becomes more significant. Furthermore, with respect to our assets that are not MRP+ loans, which consist of New York City Non-MRP+ loans, approximately 29% of which are in default as of March 31, 2026, we believe that we are able to mitigate the impact from any rising interest rates as we are generally able to pass on such increased interest rate costs to the borrowers. For example, with respect to such assets, we generally expect to either refinance the defaulted loans into new medallion loans or restructure the existing loans with new loan terms, in each case at a rate that would reflect the then current market interest rate. As a result, we believe that we have the flexibility to adjust our interest rate exposure with respect to some of our asset portfolio.

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

Operating Expenses

Our operating expenses primarily comprise of: (i) cost of fleet revenue consisting of net costs incurred as a result of the Consulting Agreement and other direct fleet operating costs; (ii) depreciation expense for rental vehicles and property and equipment; (iii) service fee expenses, consisting of fees paid to our third-party servicer, Field Point Servicing, LLC (“Field Point”), for servicing our medallion loans; (iv) management fee expenses, consisting of fees charged by the Manager under the MSA for ongoing management services; (v) general and administrative expenses, and (vi) professional fees, consisting of fees for third-party professional services, including consulting, legal, accounting and lobbying.

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

We also primarily recognize within other income (expense) gains or losses from disposals of medallions, income earned from the City of New York’s WAV incentive program, interest expense, and changes in fair value of warrant and derivative liabilities.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
Fleet revenue	$8,729	$-
Interest income	3,594	3,286
Other revenue	1,799	1,303
Total revenue	14,122	4,589

Operating expenses:
Cost of fleet revenue, net (exclusive of depreciation)	7,631	1,315
Depreciation of rental vehicles	1,519	539
Service fee expense	1,201	1,125
Management fee expense - related party	2,226	-
Depreciation of property and equipment	66	-
General and administrative	2,827	117
Professional fees	2,130	2,383
Total operating expenses	17,600	5,479
Loss from operations	(3,478)	(890)

Other income (expense):
Losses on loans held for investment, net	(374)	(2,862)
WAV grant income	273	-
Interest expense	(819)	-
Other income (expense), net	(5)	66
Total other expense	(925)	(2,796)

Loss before income taxes	(4,403)	(3,686)
Income tax benefit	2,923	-
Net loss	$(1,480)	$(3,686)
Net loss attributable to noncontrolling interest	(320)	-
Net loss attributable to common stockholders	$(1,160)	$(3,686)

The following discussion and analysis is for the three months ended March 31, 2026, compared to the same period in 2025.

Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Revenue:
Fleet revenue	$8,729	$-	—%
Interest income	3,594	3,286	9%
Other revenue	1,799	1,303	38%
Total revenue	$14,122	$4,589	208%

Fleet revenue of $8.7 million was recognized during the three months ended March 31, 2026 as a result of the Signal Taxi Acquisition. Fleet revenue is comprised of revenue from the leasing of the Company’s vehicle fleet and medallions to licensed TLC drivers commencing with the Signal Taxi Acquisition.

Interest income increased by $0.3 million, or 9%. This increase was due to a $0.5 million increase in interest from restructured and performing Non-MRP+ loans, offset by a $0.2 million decrease in interest income due to lower cash balances.

Other revenue increased by $0.5 million, or 38%. This increase was primarily due to higher payments received from the Reserve Fund resulting from an increase in MRP+ loans in default during the three months ended March 31, 2026.

Cost of Fleet Revenue, Net

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Cost of fleet revenue, net	$7,631	$1,315	480%

Cost of fleet revenue increased by $6.3 million, or by 480%. This increase was due to the Signal Taxi Acquisition and consolidation of Signal Taxi operating costs, most notably including vehicle insurance of $2.9 million and other direct fleet operating costs of $2.4 million, as well as a net increase of $1.0 million from the Consulting Agreement.

Depreciation of Rental Vehicles

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Depreciation of rental vehicles	$1,519	$539	182%

Depreciation of rental vehicles increased by $1.0 million, or 182%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

Service Fee Expense

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Service fee expense	$1,201	$1,125	7%

Service fee expense increased by $0.1 million, or 7%. This increase was primarily due to timing of reimbursable pass-through costs (actual costs incurred by our service provider on our behalf, without markup).

Management Fee Expense - Related Party

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Management fee expense - related party	$2,226	$-	—%

Management fee expense - related party increased by $2.2 million. This increase was due to the execution of the MSA upon the closing of the Business Combination. Under the MSA, MAM receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. The MSA has an initial term of five years from the closing of the Business Combination and automatically renews for an additional five-year period unless terminated by either party. See Note 18 to our condensed consolidated financial statements for additional information regarding the MSA and related party transactions.

Depreciation of Property and Equipment

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Depreciation of property and equipment	$66	$-	—%

Depreciation of property and equipment increased by $0.1 million. This increase was due to the acquisition of property and equipment in the Signal Taxi Acquisition.

General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
General and administrative	$2,827	$117	2,316%

General and administrative expenses increased by $2.7 million, or 2,316%. This increase was primarily due to the consolidation of Signal Taxi operating costs including $0.8 million in employee compensation, as well as $1.0 million of general office expenses, $0.5 million of public company corporate insurance expenses, and $0.5 million in state and local non-income taxes.

Professional Fees

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Professional fees	$2,130	$2,383	(11)%

Professional fees decreased by $0.3 million, or 11%. This decrease was primarily due to a decrease in professional fees subsequent to the closing of the Business Combination.

Losses on Loans Held for Investment, Net

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Losses on loans held for investment, net	$(374)	$(2,862)	(87)%

Losses on loans held for investment decreased by $2.5 million, or 87%. Losses of $0.4 million for the three months ended March 31, 2026 were primarily due to a revaluation of underlying medallions on Chicago collateralized loans. Losses of $2.9 million for the three months ended March 31, 2025 were due to a $5.6 million loss on loans collateralized by Chicago taxi medallions, $0.8 million of which was due to a revaluation of the underlying medallions and $4.8 million of which was due to a markdown of mortgage collateral, partially offset by a $1.5 million increase in gains from paydowns on Non-MRP+ loans, a $0.2 million increase in gains from foreclosures on NYC medallions in the MRP+ portfolio, and $1.1 million increase in gains from a revaluation of MRP+ loans as a result of a reduction in the risk-free rate.

WAV Grant Income

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
WAV grant income	$273	$-	—%

WAV grant income increased by $0.3 million. This increase was due to the Signal Taxi Acquisition and the recognition of income from the quarterly WAV grant incentive.

Interest Expense

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Interest expense	$(819)	$-	—%

We did not have any interest expense prior to the long-term borrowing arrangements executed in December 2025. Interest expense increased as a result of coupon interest and amortization of issuance costs recognized related to our long-term borrowings.

Other Income (Expense), Net

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Other income (expense), net	$(5)	$66	(108)%

Other income (expense), net decreased by $0.1 million. This decrease was primarily due to a reduction in medallion disposal activity.

Income Tax Benefit

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Income tax benefit	$2,923	$-	—%

Income tax benefit increased by $2.9 million. This increase was due to the recognition of corporate income taxes subsequent to the Business Combination. Prior to the Business Combination, the DePalma Companies were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no benefit or provision for income taxes recorded in the historical financial statements prior to the Business Combination.

Segment Results of Operations

We operate our business as two operating and reportable segments: Specialty Finance and Fleet Operations. For additional information about our segments, see Note 16 in the section entitled “Segment Information” as referred to in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

The following tables summarizes our segment results of operations for the three months ended March 31, 2026 and 2025:

Segment Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Specialty Finance	$5,231	$4,381	19%
Fleet Operations	8,833	-	—%
Other	58	208	(72)%
Total revenue	$14,122	$4,589	208%

Specialty Finance revenue increased by $0.9 million, or 19%. This increase was due to higher interest income from restructured and performing Non-MRP+ loans and higher payments received from the Reserve Fund from MRP+ loans in default.

Fleet Operations revenue increased by $8.8 million. This increase was due to taxi fleet revenue subsequent to the Signal Taxi Acquisition.

Other revenue decreased by $0.2 million, or 72%. This decrease was primarily due to a decrease in interest income received on cash balances during the period.

Segment Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Specialty Finance	$1,818	$1,219	49%
Fleet Operations	10,911	2,606	319%
Other	4,871	1,655	194%
Total operating expenses	$17,600	$5,480	221%

Specialty Finance operating expenses increased by $0.6 million, or 49%. This increase was due to higher professional service fees incurred during the three months ended March 31, 2026.

Fleet Operations operating expenses increased by $8.3 million, or 319%. This increase was primarily due to an increase in cost of fleet revenues of $6.3 million resulting subsequent to the Signal Taxi Acquisition, an increase in $1.0 million in rental vehicle depreciation, and $0.8 million in employee compensation.

Other operating expenses increased by $3.2 million, or 194%. This increase was due to costs related to the closing of the Business Combination, public company expenses, and the execution of the MSA, which became effective upon the closing of the Business Combination.

Segment Net Income (Loss)

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	% Change
Specialty Finance	$1,209	$300	303%
Fleet Operations	(323)	(2,539)	(87)%
Other	(2,366)	(1,447)	64%
Net loss	$(1,480)	$(3,686)	(60)%

Specialty Finance net income increased by $0.9 million, or 303%. This increase was primarily due to higher interest income from restructured and performing Non-MRP+ loans and higher payments received from the Reserve Fund from MRP+ loans in default totaling $0.9 million in aggregate and a decrease in losses on loans held for investment of $2.5 million, partially offset by an increase in income tax expense of $1.8 million subsequent to the Business Combination and an increase in professional fees of $0.5 million.

Fleet Operations net loss decreased by $2.2 million, or 87%. This decrease was primarily due to an increase in taxi fleet revenue subsequent to the Signal Taxi Acquisition of $8.8 million and an increase in income tax benefit of $1.5 million subsequent to the Business Combination, partially offset by an increase in direct fleet operating costs subsequent to the Signal Taxi Acquisition of $6.3 million and an increase in other fleet overhead costs of $1.5 million.

Other net loss increased by $0.9 million, or 64%. This increase was primarily due to increases of $0.5 million of public company corporate insurance expenses, $0.5 million in state and local non-income taxes, $2.2 million in management fees subsequent to the execution of the MSA, and $0.8 million of interest expense from our long-term borrowing arrangements, partially offset by an increase in income tax benefit of $3.3 million subsequent to the Business Combination.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2026, and December 31, 2025, we had available cash and cash equivalents, excluding restricted cash, of $5.5 million and $25.3 million, respectively, available to fund our operations. The decrease of $19.8 million was primarily due to the investment in taxi rental vehicles of $12.9 million, management fee payments of $3.2 million, principal repayments on the Term Loan of $1.3 million, distributions to noncontrolling interests of $1.1 million, partially offset by other working capital receipts and payments. As of March 31, 2026 and December 31, 2025, we had restricted cash of $1.6 million and $0.5 million, respectively, which consists of funds held for security deposits and the lockbox arrangement of our Credit Facility.

The taxi industry is competitive and there are uncertainties around our cash flows, including those from our loan portfolio. We compete with other established fleets, technology enabled ride sharing apps, and public transit among other competitors. Our ability to maintain current cash flow levels from MRP+ loans is dependent on the continued availability of the Reserve Fund. See ‘Item 1. Business—Reserve Fund’ from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the Reserve Fund balance, tiered replenishment mechanism, and important limitations.

Based on our current expectations, we believe that our existing cash and cash equivalents, together with the available borrowing capacity under our Credit Facility and cash provided by operating activities, will be sufficient to fund our working capital requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Net cash (used in) provided by operating activities	$(6,813)	$1,786	$(8,599)	(481)%
Net cash used in investing activities	(9,554)	(1,779)	(7,775)	437%
Net cash used in financing activities	(2,386)	-	(2,386)	—%
Net decrease in cash and cash equivalents	(18,753)	7	(18,760)	*
Cash and cash equivalents, at beginning of period	25,840	35,173	(9,333)	(27)%
Cash and cash equivalents, at end of period	7,087	35,180	(28,093)	(80)%

* Percentage not meaningful

Operating Activities

The increase to net cash used in operating activities was $8.6 million, or 481%. This increase was primarily a result of payments of management fees of $3.2 million, increases in general and administrative expenses noted above of $2.7 million, a decrease in receipts of deposit liability payments of $0.9 million after the Signal Taxi Acquisition, an increase in prepaid expenses of $1.3 million, and an increase in interest expense payments of $0.6 million on our executed long-term borrowing arrangements.

Investing Activities

The increase to net cash used in investing activities was $7.8 million, or 437%. This increase was primarily due to an increase in the purchase of taxi rental vehicles of $6.3 million, and a decrease in repayments on loans held for investment of $2.8 million, partially offset by an increase in asset-based WAV grants received of $1.7 million.

Financing Activities

The increase to net cash used in financing activities was $2.4 million. This increase was primarily due to principal payments on our executed long-term borrowing arrangements of $1.3 million and distributions to noncontrolling interests of $1.1 million.

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

In December 2025, we executed the Credit Facility with DZ Bank resulting in an increase in long-term borrowings outstanding of $25.0 million, primarily to facilitate the TML Asset Acquisition. We are eligible to draw up to $120.0 million on the Credit Facility, subject to certain borrowing base collateral requirements of MRP+ loans, which can be used for general corporate purposes. We are required to secure MRP+ loans within the bankruptcy-remote SPV as collateral to make draws on the Credit Facility. Although the SPV is included in our condensed consolidated financial statements, it is a separate legal entity with separate creditors. Upon the transfer of ownership and control of MRP+ loans to the SPV, we have limited retained interests in the receivables sold and they become unavailable to other creditors should we become insolvent.

During the term of the Credit Facility, all cash receipts from borrowers on secured MRP+ loans are deposited into a lockbox account that is subject to control by DZ Bank. Funds in the lockbox account are subject to monthly periodic disbursements based on a priority of payments schedule first including any fees or accrued interest due to the lender and other facility stakeholders, with the remainder available to be remitted to us. Subsequent to the revolving period on December 30, 2027, any funds remaining in the lockbox account after payment of lender fees and interest are to be applied to the principal balance outstanding on the Credit Facility. The Credit Facility otherwise matures in December 2030. As of March 31, 2026, approximately $40.4 million of MRP+ loans were secured within the SPV and $1.1 million was in the lockbox account. We plan to secure additional MRP+ loans as needed to support additional draws on the Credit Facility, however the restricted use of such secured assets and outstanding principal on the Credit Facility could have a significant impact on our sources and uses of liquidity. As of March 31, 2026, we were eligible to draw an additional $15.4 million based on existing applicable MRP+ loans secured in the SPV. On April 9, 2026, we drew an additional advance on the Credit Facility of $10.0 million for the purchase of taxi rental vehicles and general corporate purposes.

Further in December 2025, we executed the Term Loan resulting in an increase in long-term borrowing outstanding of $17.2 million. We will use the proceeds of the term loan to finance the acquisition of new taxicab vehicles to scale our fleet operations. The Term Loan requires fixed monthly payments of principal and interest and matures in January 2029, and requires that we collateralize certain of our taxicab vehicles, excluding any related taxi medallions. We do not anticipate the collateralization of such taxi vehicles to have a significant impact on our liquidity given taxi vehicles are not considered readily liquid assets by nature.

As of March 31, 2026 we have future commitments in the form of outstanding long-term borrowings. The table below is a summary of the composition of our long-term borrowing arrangements as of March 31, 2026 and excludes the additional advance of $10.0 million on the Credit Facility on April 9, 2026:

March 31, 2026
Term loan	$15,946
Less: unamortized debt issuance costs	(207)
Less: current portion of term loan	(4,908)
Term loan, net of current portion	10,831
Credit Facility	25,000
Total long-term borrowings, net of current portion	$35,831

Refer to Note 14 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

In addition, as of March 31, 2026, we have additional outstanding commitments in the form of operating leases that contain renewal options including commitments until November 2029, respectively. Refer to Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

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

Loans Held for Investment, at Fair Value

Our loans held for investment are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. We account for our loans held for investment using the fair value option and by applying the fair value principles of ASC 820, Fair Value Measurement. Our loans held for investment are determined to be Level 3 measurements pursuant to the fair value hierarchy as the valuation requires inputs that are significant and unobservable. Our MRP+ loan portfolio is primarily performing and valued by using a discount rate to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, we consider the internal rate of return on the investment, changes in the US Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program. Our Non-MRP+ loan portfolio is primarily nonperforming and valued at the lesser of unpaid principal balance and the medallion or other collateral value attached to the loan, less a discount applied to the collateral value to estimate costs associated with taking ownership of the collateral. The most significant inputs in determining the medallion collateral value include our recent medallion sale prices, the amount backstopped by the City of New York under the MRP+, and certain market prices reported by the TLC. As of March 31, 2026, our New York City medallion collateral value was determined to be $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000.

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

We evaluate our taxi medallions as a single unit of accounting by jurisdiction for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In our evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions, notably including the determination of anticipated impacts of changes in regulatory and macroeconomic factors impacting our industry, as well as the use of limited readily available market information of third party medallion transfers, including those reported by the TLC. No impairment losses were recognized for the three months ended March 31, 2026 and 2025.

Recent Accounting Pronouncements

See Note 2 in the section entitled “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” as referred to in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion about accounting pronouncements recently issued.

Potential Uplisting

Our common stock is currently quoted on the OTCQX under the symbol “MGTE.” We intend to pursue a listing of our common stock on a national securities exchange, such as The Nasdaq Stock Market LLC (“Nasdaq”), as part of our broader capital markets strategy. A national securities exchange listing, if obtained, would be expected to provide us with improved access to capital, enhanced trading liquidity, and greater market visibility. In connection with this evaluation, we are reviewing applicable quantitative, qualitative and corporate governance listing requirements and considering steps that may be required to support a future application. Nasdaq’s initial listing standards include, among other requirements, minimum thresholds for stockholders’ equity, market value of publicly held shares, share price, number of round lot holders, and compliance with Nasdaq’s corporate governance requirements. Meeting these requirements may require us to raise additional capital and incur additional costs.

As of the date of this Quarterly Report, we have not submitted a listing application to Nasdaq, and any uplisting would be subject to, among other things, our ability to satisfy applicable initial listing standards, Nasdaq review and approval, market conditions and other factors. There can be no assurance that we will submit an application, satisfy the applicable listing requirements or complete an uplisting. See “Risk Factors—We may not be successful in listing our common stock on a national securities exchange, and our common stock may continue to trade on the OTC Markets” for additional information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b‑2 under the Exchange Act, and are not required to provide the information required by Item 305 of Regulation S‑K. Accordingly, we have omitted this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Form 10-K”), filed with the SEC on March 26, 2026. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

We may not be successful in listing our common stock on a national securities exchange, and our common stock may continue to trade on the OTC Markets.

We intend to pursue a listing of our common stock on Nasdaq or another national securities exchange. Listing on a national securities exchange is subject to the satisfaction of initial listing requirements relating to, among other things, minimum stockholders’ equity, minimum bid price, number of round lot holders, market value of publicly held shares, and corporate governance standards, as well as the exchange’s discretionary review authority. We may need to raise additional capital, effect a reverse stock split, or take other corporate actions to satisfy these requirements. There can be no assurance that we will meet the applicable requirements, that any application we may submit will be approved, or that we will be able to maintain compliance with continuing listing standards following any such listing. If we are unable to achieve or maintain a listing on a national securities exchange, our common stock will continue to trade on the OTCQX, which may limit our liquidity, restrict our access to institutional investors, and adversely affect our ability to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

2.2

Waiver to the Business Combination Agreement, dated April 5, 2025, by and among Marblegate Acquisition Corp., Marblegate Asset Management, LLC, Marblegate Capital Corporation, MAC Merger Sub, Inc., DePalma Acquisition I LLC and DePalma Acquisition II LLC (incorporated by reference to Exhibit 2.2 to Marblegate Capital Corporation’s Annual Report on Form 10-K filed with the SEC on April 7, 2025).

3.1

Amended and Restated Certificate of Incorporation of Marblegate Capital Corporation (incorporated by reference to Exhibit 3.1 to Marblegate Capital Corporation’s Annual Report on Form 10-K filed with the SEC on April 7, 2025).

3.2

Amended and Restated Bylaws of Marblegate Capital Corporation (incorporated by reference to Exhibit 3.2 to Marblegate Capital Corporation’s Annual Report on Form 10-K filed with the SEC on April 7, 2025).

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

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 333-283675), filed with the SEC on April 7, 2025).

10.4†#

Receivables Loan and Security Agreement, dated December 30, 2025, by and among DePalma Financing SPV I LLC, DePalma Acquisition I LLC, the lenders party thereto, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.1 to Marblegate Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 6, 2026).

10.5

Performance Guaranty, dated as of December 30, 2025, by Marblegate Capital Corporation in favor of the Beneficiaries named therein (incorporated by reference to Exhibit 10.2 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.6

Secured Revolving Promissory Note, dated as of December 30, 2025, issued by DePalma Financing SPV I LLC (incorporated by reference to Exhibit 10.3 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026)

10.7†#

Membership Interest Purchase Agreement, dated December 30, 2025, by and among Marblegate Capital Corporation, TML Holding, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch (incorporated by reference to Exhibit 10.2 to Marblegate Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 6, 2026).

10.8†#

Loan and Security Agreement, dated December 31, 2025, by and among certain subsidiaries of DePalma Acquisition II LLC and Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.3 to Marblegate Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 6, 2026).

10.9 †#‡

Purchase and Contribution Agreement, dated December 30, 2025, between DePalma Acquisition I LLC, as seller, and DePalma Financing SPV I LLC, as purchaser (incorporated by reference to Exhibit 10.4 to Marblegate Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 6, 2026).d-14(a).

10.10 †#‡

Pledge and Security Agreement (Equity Pledge Agreement), dated December 30, 2025, between DePalma Acquisition I LLC, as pledgor, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, as agent (incorporated by reference to Exhibit 10.5 to Marblegate Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 6, 2026).

10.11

Promissory Note No. 001, dated as of December 31, 2025, in the principal amount of $7,500,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.8 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026

10.12

Promissory Note No. 002, dated as of December 31, 2025, in the principal amount of $4,860,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.9 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026

10.13

Promissory Note No. 003, dated as of December 31, 2025, in the principal amount of $4,860,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.10 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026

10.14 †#‡

Agreement of Guaranty, dated December 31, 2025, by DePalma Acquisition I LLC, DePalma Acquisition II LLC, Marblegate Capital Corporation and Septuagint Solutions LLC in favor of Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.11 to Marblegate Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 6, 2026).

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

‡ Certain confidential information contained in this Exhibit has been omitted because it is both (i) information that the registrant customarily and actually treats as private or confidential and (ii) not material.

+ Indicates a management contract of compensatory plan.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Marblegate Capital Corporation

Date: May 14, 2026	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Director (principal executive officer)

Date: May 14, 2026	By:	/s/ Michael Hutchby
	Name:	Michael Hutchby
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)