Form 10-Q
period 2026-06-30
Marblegate Capital Corp
filed 2026-08-13
CIK 1965052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 73,914,402 shares of Common Stock, par value $0.0001 per share (“Common Stock”) of the registrant issued and outstanding.

*The registrant’s shares of Common Stock and warrants each trade over-the-counter on OTCQX® Best Market tier operated by the OTC Markets Group Inc. under the trading symbols “MGTE” and “MGTEW”, respectively.

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
•
risks related to our externalized management structure, including our dependence on Marblegate Asset Management, LLC as “Manager” and Field Point as “Loan Servicer”;
•
risks related to the limited trading history and liquidity of our securities on the OTC Best Market® operated by the OTC Markets Group Inc. (the “OTCQX”);
•
risks related to the inability to be successful in listing our common stock on a national securities exchange, and our common stock may continue to trade on the OTC Markets;
•
risks related to our ability to remain in compliance with the standards for continued qualifications of the OTCQX, including the Minimum Bid Price Requirement (as defined below);
•
risks related to our corporate and tax structure, including the deferred tax liability recognized in connection with the Business Combination (as defined below) and potential volatility in our effective tax rate; and
•
other factors detailed in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 26, 2026, the quarterly report on Form 10-Q filed on May 14, 2026, and this Quarterly Report on Form 10-Q, including those described in the sections entitled “Risk Factors.”

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Marblegate Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$7,312	$25,314
Restricted cash	1,265	526
Prepaid expenses and other current assets	13,128	11,372
Total current assets	21,705	37,212
Loans held for investment, at fair value	259,884	281,671
Rental vehicles, net	39,803	28,207
Property and equipment, net	564	572
Operating lease right-of-use assets	5,392	5,084
Intangible assets	376,072	359,022
Other non-current assets	1,473	1,264
Total assets	$704,893	$713,032

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses and other current liabilities	$7,202	$5,968
Service fee payable	-	1,912
Management fee payable - related party	2,216	5,929
Operating lease liabilities, current portion	779	410
Current portion of long-term borrowings	5,489	4,806
Total current liabilities	15,686	19,025
Deferred tax liability, net	50,658	54,140
Long-term borrowings, net of current portion	43,982	37,172
Operating lease liabilities, net of current portion	4,694	4,733
Other liabilities	1,729	1,692
Total liabilities	116,749	116,762

Commitments and contingencies (See Note 12)

Stockholders' equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 73,914,402 shares issued and outstanding as of June 30, 2026 and December 31, 2025	7	7
Additional paid-in capital	287,786	287,786
Retained earnings	198,669	204,106
Total Marblegate Capital Corporation stockholders' equity	486,462	491,899
Noncontrolling interests	101,682	104,371
Total stockholders' equity	588,144	596,270
Total liabilities and stockholders' equity	$704,893	$713,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Fleet revenue	$10,443	$13,228	$19,172	$13,228
Interest income	3,983	3,028	7,577	6,314
Other revenue	2,255	1,501	4,054	2,804
Total revenue	16,681	17,757	30,803	22,346

Operating expenses:
Cost of fleet revenue, net (exclusive of depreciation)	8,892	3,470	16,523	4,785
Depreciation of rental vehicles	2,222	743	3,741	1,282
Service fee expense	1,435	1,125	2,636	2,250
Management fee expense - related party	2,216	1,683	4,442	1,683
Depreciation of property and equipment	45	28	111	28
General and administrative	2,888	3,147	5,715	3,264
Professional fees	3,282	4,005	5,412	6,388
Total operating expenses	20,980	14,201	38,580	19,680
(Loss) income from operations	(4,299)	3,556	(7,777)	2,666

Other income (expense):
Losses on loans held for investment, net	(876)	(1,805)	(1,250)	(4,667)
WAV grant income	395	154	668	154
Interest expense	(925)	-	(1,744)	-
Other income (expense), net	357	41	352	107
Total other expense	(1,049)	(1,610)	(1,974)	(4,406)

(Loss) income before income taxes	(5,348)	1,946	(9,751)	(1,740)
Income tax benefit (expense)	559	(49,283)	3,482	(49,283)
Net loss	(4,789)	(47,337)	(6,269)	(51,023)
Net (loss) income attributable to noncontrolling interest	(512)	655	(832)	655
Net loss attributable to common stockholders	$(4,277)	$(47,992)	$(5,437)	$(51,678)

Net loss per share:
Basic	$(0.06)	$(0.65)	$(0.07)	$(0.75)
Diluted	$(0.06)	$(0.65)	$(0.07)	$(0.75)
Weighted-average shares outstanding:
Basic	73,914,402	73,071,330	73,914,402	68,040,844
Diluted	73,914,402	73,071,330	73,914,402	68,040,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2025 (Retroactive application of recapitalization)	62,954,464	$6	$409,369	$249,053	$-	$658,428
Net loss	-	-	-	(3,686)	-	(3,686)
Balance, March 31, 2025	62,954,464	6	409,369	245,367	-	654,742
Effect of merger and recapitalization	10,959,938	1	(121,583)	-	106,624	(14,958)
Net income (loss)	-	-	-	(47,992)	655	(47,337)
Balance, June 30, 2025	73,914,402	$7	$287,786	$197,375	$107,279	$592,447

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2026	73,914,402	$7	$287,786	$204,106	$104,371	$596,270
Net loss	-	-	-	(1,160)	(320)	(1,480)
Distributions to noncontrolling interests	-	-	-	-	(1,112)	(1,112)
Balance, March 31, 2026	73,914,402	7	287,786	202,946	102,939	593,678
Net loss	-	-	-	(4,277)	(512)	(4,789)
Distributions to noncontrolling interests	-	-	-	-	(745)	(745)
Balance, June 30, 2026	73,914,402	$7	$287,786	$198,669	$101,682	$588,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,269)	$(51,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,852	1,310
Losses on loans held for investment, net	1,250	4,667
Noncash medallion incentive	525	525
Loss from disposal of rental vehicles	43	-
Change in fair value of interest rate swap	(367)	-
Noncash operating lease expense	22	25
Amortization of borrowing costs	226	-
Other expense (income), net	(28)	(107)
Deferred income taxes	(3,482)	49,283
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,936)	(5,013)
Accrued expenses and other liabilities	774	2,154
Service fee payable	(1,912)	708
Management fee payable	(3,713)	1,683
Deposit liability	-	(7,086)
Net cash used in operating activities	(12,015)	(2,874)
Cash flows from investing activities:
Cash acquired in the Business Combination	-	91
Cash acquired in Septuagint Acquisition	-	34
Purchases of rental vehicles	(21,860)	(14,177)
Asset-based WAV grant receipts	7,660	-
Purchases of property and equipment	(103)	(20)
Medallion disposal down payments and settlements received	-	430
Repayments on loans held for investment	3,487	6,259
Net cash used in investing activities	(10,816)	(7,383)
Cash flows from financing activities:
Payment of MAC promissory note at closing of the Business Combination	-	(3,675)
Payment of MAC transaction costs at closing of the Business Combination	-	(7,976)
Distributions to noncontrolling interests	(1,857)	-
Proceeds from credit facility	10,000	-
Principal repayments on term loan	(2,575)	-
Net cash provided by (used in) financing activities	5,568	(11,651)
Net decrease in cash and cash equivalents and restricted cash	(17,263)	(21,908)
Cash and cash equivalents and restricted cash, at beginning of period	25,840	35,173
Cash and cash equivalents and restricted cash, at end of period	$8,577	$13,265

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,507	$-
Income taxes	$-	$-
Noncash investing and financing activities:
Intangible asset taxi medallions acquired in loan foreclosures	$17,225	$8,610
Originations of Non-MRP+ loans from medallion disposals	175	495
Recognition of noncontrolling interests in the Business Combination	-	106,624
WAV grant receivables applied to rental vehicle basis	6,480	-
Right-of-use assets obtained in exchange for lease liabilities	694	-

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

The Company was originally formed by Marblegate Acquisition Corporation (“MAC”), a Delaware corporation and special purpose acquisition company, on February 2, 2023 and survived the Business Combination, as defined below. Following the closing of the Business Combination, shares of MCC common stock (“Common Stock”) and MCC warrants began trading on OTC Best Market® operated by the OTC Markets Group Inc. (the “OTCQX”) under the symbols “MGTE” and “MGTEW”, respectively, on April 10, 2025.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts presented on the condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$7,312	$25,314
Restricted cash	1,265	526
Total cash and cash equivalents and restricted cash	$8,577	$25,840

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

Indefinite-lived intangible assets are not amortized but instead tested for impairment. The Company evaluates indefinite-lived intangible assets for impairment annually on October 1st and more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company evaluates taxi medallions owned as a single unit of accounting by jurisdiction for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In the Company’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. No impairment losses were recognized for the three and six months ended June 30, 2026 and 2025.

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

Rental vehicles, along with other property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant changes, or planned changes in the Company’s use of the long-lived assets and significant negative industry or economic trends. If the Company determines that the carrying amount of such assets may not be recoverable, recoverability is measured based on the undiscounted cash flows expected to be generated by the related asset or asset group. If impairment is indicated, the long-lived asset group is written down by the amount by which the carrying value of the asset group exceeds the related fair value of the asset group with the related impairment charge recognized. For the three and six months ended June 30, 2026 and 2025 there were no indicators of impairment of the value of rental vehicles or other property and equipment and no impairment losses were recognized.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. In a reverse recapitalization, the entity legally issuing shares is treated as the acquired company for accounting purposes, while the operating company whose shareholders obtain control is identified as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the DePalma Companies issuing stock for the net assets of MAC, accompanied by a recapitalization. As a result, the consolidated assets, liabilities and results of operations prior to the Business Combination are those of the DePalma Companies and no goodwill or intangible assets are recorded.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The Company presents direct costs of its fleet operations within cost of fleet revenue, net on the consolidated statements of operations which formerly were presented within general and administrative expenses and fleet servicing fees, net. In addition, the Company presents depreciation of rental vehicles separate from depreciation of property and equipment on the consolidated statements of operations. Further, the Company presents gains (losses) from medallion disposals and changes in fair value of warrant liabilities within other income (expense), net on the consolidated statements of operations. In addition, the Company presents lease revenue and lease revenue from deposit liability, which were formerly presented as separate line items, together within fleet revenue on the condensed consolidated statements of operations. These reclassifications had no impact on previously reported consolidated balance sheets, net income or loss, cash flows, or stockholders’ equity.

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
June 30, 2026
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$186,045	$186,045
Non-MRP+ Loans	-	-	73,839	73,839
Total loans held for investment, at fair value	-	-	259,884	259,884
Derivative asset	-	367	-	367
Total assets	$-	$367	$259,884	$260,251

Liabilities:
Other liabilities:
Medallion incentive liability	$-	$-	$1,706	$1,706
Warrant liabilities	-	23	-	23
Total liabilities	$-	$23	$1,706	$1,729

	Level 1	Level 2	Level 3	Amount at Fair Value
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

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs (in thousands):

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2025	$201,106	$79,892
Gains on loans held for investment, net	7,859	756
Origination of Non-MRP+ loans from medallion disposals	-	495
Origination of Non-MRP+ loans from MRP+ settlements	(4,550)	4,550
Purchase of loans in TML Asset Acquisition	5,065	8,929
Collateral foreclosures	(11,900)	(385)
Loan repayments	(5,131)	(5,015)
Balance as of December 31, 2025	$192,449	$89,222
Losses on loans held for investment, net	(1,406)	156
Origination of Non-MRP+ loans from medallion disposals	-	175
Origination of Non-MRP+ loans from MRP+ settlements	(2,640)	2,640
Collateral foreclosures	-	(17,225)
Loan repayments	(2,358)	(1,129)
Balance as of June 30, 2026	$186,045	$73,839

Net change in estimated fair value of Level 3 loans still held as of June 30, 2026 included in losses on loans held for investment, net on the condensed consolidated statements of operations, was a net decrease of $1.5 million and $0.6 million for the three and six months ended June 30, 2026, respectively. Net change in fair value from Level 3 loans still held as of June 30, 2025 was a net decrease of $2.2 million and $5.6 million for the three and six months ended June 30, 2025.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company‘s assets and liabilities that are categorized within Level 3 of the fair value hierarchy (in thousands):

June 30, 2026
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$186,045	Income Approach[1]	Discount Rate[2]	8.00%	8.00%	8.00%
Non-MRP+ Loans - NYC	64,744	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	9,095	Market Approach	Market Medallion Price	$6,500	$110,000	$18,665
	$259,884
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
(3)
The most significant inputs include recent Company medallion sale prices (ranging from $166,206 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $50,500 to $180,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of June 30, 2026, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
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

5. Loans Held for Investment, at Fair Value

As mentioned in Note 2, the Company’s loan portfolio consists of loans that are collateralized by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment (in thousands):

	June 30, 2026	December 31, 2025
Total principal balance outstanding	$916,378	$928,299
Adjustment to reduce loans to fair value	(656,494)	(646,628)
Total loans held for investment, at fair value	$259,884	$281,671

The following table shows major classifications of loans held for investment, at fair value on current and non-accrual status (in thousands):

	June 30, 2026	December 31, 2025
Loans held for investment, at fair value
MRP+ Loans (NYC)
Current	$124,292	$130,760
Non-accrual	61,753	61,689
Non-MRP+ Loans (NYC):
Current	52,440	46,791
Non-accrual	12,305	31,788
Non-MRP+ Loans (Other):
Current	318	364
Non-accrual	8,776	10,279
Total loans held for investment, at fair value	$259,884	$281,671

The aggregate fair value and outstanding principal balances of taxi medallion loans that were on non-accrual status were as follows (in thousands):

	June 30, 2026	December 31, 2025
Total principal balance outstanding	$673,032	$685,983
Adjustment to reduce loans to fair value	(590,198)	(582,227)
Total non-accrual loans, at fair value	$82,834	$103,756

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

Signal Taxi Acquisition

In February 2019, DePalma II entered into a non-controlling joint venture with a third-party, Kirie Eleison Corp (“KE”), and formed Septuagint Solutions LLC (f/k/a “Septuagint” and currently d/b/a “Signal Taxi”). Signal Taxi is a medallion leasing agent and taxi fleet operating company and was formed by issuance of units to its initial members for no monetary consideration. Since inception of Signal Taxi, DePalma II and KE each owned 50% of Signal Taxi’s outstanding voting units. Prior to the Signal Taxi Acquisition Date (as defined below), DePalma II accounted for its investment in Signal Taxi as an equity method investment for which DePalma II elected the fair value option and reported at a fair value of $0 since inception of Signal Taxi.

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

7. Rental Vehicles, net

Rental vehicles, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Taxi vehicles	$52,044	$36,707
Less: accumulated depreciation, rental vehicles	(12,241)	(8,500)
Rental vehicles, net	$39,803	$28,207

Depreciation expense for rental vehicles was $2.2 million and $3.7 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively, which is included within depreciation of rental vehicles on the condensed consolidated statements of operations.

8. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$699	$596
Furniture and fixtures	36	36
Less: accumulated depreciation	(171)	(60)
Property and equipment, net	$564	$572

Depreciation expense for property and equipment was approximately $0.1 million for the three and six months ended June 30, 2026 and 2025, which is included within depreciation of property and equipment on the condensed consolidated statements of operations.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
WAV grant receivable	$3,654	$4,626
Interest receivable	1,435	1,143
Other receivables	3,734	2,737
Prepaid expenses	4,305	2,866
	$13,128	$11,372

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

The Company accounts for the WAV program government grants as (i) grants related to an asset (i.e. asset-based) and as part of the cost basis in determining the carrying value of the asset for the initial placed-in-service rebate credit, and (ii) as a grant related to income reported within WAV grant income on the condensed consolidated statements of operations for the quarterly rebate credit. The Company recognized WAV grant income of $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0.2 million for the three and six months ended June 30, 2025, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional fees	$1,220	$1,794
Franchise and sales tax	935	1,691
Fleet operations	2,954	1,309
Other accrued expenses	2,093	1,174
	$7,202	$5,968

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

In exchange for the Consultant’s services, the Company will pay the Consultant a base fee of $100,000 per month as well as reimburse the Consultant for certain of its operating and other reimbursable expenses. At the end of each month, the Consultant and the Company will reconcile amounts due to each party, which is determined by the total revenues generated by the taxi fleet operations, less the base fee and the reimbursable operating expenses. The Company determined it is acting as the agent from inception of the Consulting Agreement through June 30, 2026 pursuant to ASC 606, as during this period the Consultant continues to be the party obligated to fulfill the performance obligation of leasing an operational taxicab to the end-user driver. As such, the Company will report all revenues generated by the taxi fleet operations and expenses incurred as a result of the Consulting Agreement on a net basis through June 30, 2026 within cost of fleet revenue, net on the condensed consolidated statements of operations as further detailed below.

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

The following table sets forth the components of Consulting Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consultant fleet revenues	$902	$1,364	$1,507	$2,451
Less: Base consulting fees	(300)	(300)	(600)	(600)
Less: Noncash medallion incentive	(262)	(262)	(525)	(525)
Less: Fleet operating and reimbursable expenses	(2,850)	(1,960)	(5,015)	(3,608)
	$(2,510)	$(1,158)	$(4,633)	$(2,282)

The Company may make advances for the base consulting fees and other fleet operating expenses prior to period end reconciliations with the Consultant. As of June 30, 2026 and December 31, 2025, approximately $0.1 million was due to the Consultant, respectively, which is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The table below presents certain information related to the Company’s lease costs which are included within cost of fleet revenue, net on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$295	$194	$592	$371
Total lease costs	$295	$194	$592	$371

The ROU assets and lease liabilities for the operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$5,392	$5,084
Total lease assets	$5,392	$5,084

Liabilities
Current liabilities:
Operating lease liabilities, current portion	$779	$410

Non-current liabilities:
Operating lease liabilities, net of current portion	4,694	4,733
Total lease liabilities	$5,473	$5,143

The weighted average remaining lease term for the operating leases was 7.5 years and the weighted-average discount rate was 7.3% as of June 30, 2026.

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash flows from operating leases	$570	$346

Future minimum lease payments under operating leases as of June 30, 2026 are as follows (in thousands):

Remainder of 2026	$574
2027	1,157
2028	798
2029	811
2030	826
Thereafter	2,989
Total minimum lease payments	7,155
Less effects of discounting	(1,682)
Total lease liabilities	$5,473

Other Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company had no unfunded loan commitments. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss under these contracts to be remote.

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

13. Intangible Assets

Intangible assets, inclusive of indefinite-lived intangible assets not subject to amortization, consisted of the following (in thousands):

	June 30, 2026
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,241	$374,243
Other		1,829
Total		$376,072

	December 31, 2025
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,147	$357,794
Other		1,228
Total		$359,022
(1)
During the six months ended June 30, 2026, the Company acquired 95 medallions through loan foreclosures and disposed of 1 medallion. During the year ended December 31, 2025, the Company acquired 68 medallions and 20 medallions through loan foreclosures and the TML Asset Acquisition (see Note 6), respectively, and disposed of 2 medallions.

14. Long-Term Borrowings

The Company’s long-term borrowing arrangements consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loan	$14,645	$17,220
Less: unamortized debt issuance costs	(174)	(242)
Less: current portion of term loan	(5,489)	(4,806)
Term loan, net of current portion	8,982	12,172
Credit Facility	35,000	25,000
Total long-term borrowings, net of current portion	$43,982	$37,172

Term Loan

On December 31, 2025, the Company entered into a Loan and Security Agreement with Auxilior Capital Partners, Inc. which provides for loans in the aggregate amount of $17.2 million to finance the acquisition of taxicab vehicles (the “Term Loan”). The Term Loan accrues interest at a rate of 8.5% per annum and requires fixed monthly payments of principal and interest commencing February 1, 2026 for thirty-six consecutive months, maturing on January 1, 2029. The Term Loan is collateralized by certain of the Company’s taxi vehicles excluding any related taxi medallions. The collateral is subject to certain restrictions including, but not limited to, that it must be used solely within the U.S. in the ordinary course of the Company’s business. During the three and six months ended June 30, 2026, the Company recognized $0.3 million and $0.7 million, respectively, of contractual interest expense on the Term Loan, which is included within interest expense on the condensed consolidated statements of operations.

In connection with the Term Loan, the Company incurred debt issuance costs of $0.2 million which are amortized to interest expense over the remaining term of the Term Loan using the effective interest method at a rate of 9.5%. During the three and six months ended June 30, 2026, the Company recognized approximately $0.1 million in amortization of issuance costs, which is included within interest expense on the condensed consolidated statements of operations.

The Company is subject to certain financial condition and testing covenants (such as equity requirements and limits), as well as customary events of default that could require acceleration of outstanding obligations. The Company was in compliance with such covenants as of June 30, 2026.

The scheduled minimum payments on the Term Loan were as follows as of June 30, 2026 (in thousands):

Remainder of 2026	$2,231
2027	5,686
2028	6,189
2029	539
Total	$14,645

Credit Facility

On December 30, 2025, the Company entered into a series of agreements by and among certain of the Company’s subsidiaries and DZ Bank AG Deutsche Zentral-Genossenschaftsbank and affiliated lenders (“DZ Bank” or the “Lender”), most notably executing the terms of a Receivables Loan and Security Agreement (the “Credit Facility”). The arrangement provides a secured revolving loan facility to the Company up to $120.0 million, subject to the borrowing limitations described below, which is available for advances during a revolving period ending December 30, 2027. The revolving period may be terminated prior to December 30, 2027 upon the occurrence of certain events outlined in the Credit Facility. The Credit Facility matures December 30, 2030, subject to earlier termination in accordance with the agreements. On December 30, 2025, the Company drew an initial advance on the Credit Facility of $25.0 million. On April 15, 2026, the Company drew an additional $10.0 million under the Credit Facility. As of June 30, 2026, total outstanding advances under the Credit Facility was $35.0 million.

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

During the term of the Credit Facility, the principal balance of advances outstanding may not exceed 80% of the principal outstanding on the MRP+ loans collateralized in the SPV. As of June 30, 2026, the outstanding principal balance of advances under the Credit Facility was approximately $35.0 million. The borrowing base, calculated as 80% of the aggregate principal balance of eligible MRP+ loans assigned to the SPV, was $55.2 million, resulting in $20.2 million of additional borrowing capacity as of June 30, 2026. Advances under the Credit Facility are secured by a first-priority perfected lien on substantially all of the SPV’s assets, including eligible MRP+ loans, taxi medallion collateral, related program rights, collection and lockbox accounts and proceeds, and related agreements and records. The Company is prohibited from selling, transferring, or otherwise disposing of any interest of the collateral while amounts on the Credit Facility are outstanding in excess of the collateral requirements. During the term of the Credit Facility, all cash receipts from borrowers on collateralized MRP+ loans are deposited into a lockbox account that is subject to control by the Lender. Funds in the lockbox account are subject to monthly periodic disbursements based on a priority of payments schedule first including any fees or accrued interest due to the Lender and other facility stakeholders, with the remainder being remitted to the Company. Subsequent to the revolving period on December 30, 2027, any funds remaining in the lockbox account after payment of Lender fees and interest are to be applied to the principal balance outstanding. Excluding as a consequence to any events of default, no other prepayments of principal are required until maturity on December 30, 2030. The balance in the lockbox account was $0.7 million and less than $0.1 million as of June 30, 2026 and December 31, 2025, respectively, and is included within restricted cash on the condensed consolidated balance sheets.

The Credit Facility accrues certain interest and fees daily including interest on outstanding balances, a non-use fee on unused committed capacity, a lenders’ margin fee, and make-whole fees. These fees each accrue at different rates but are generally fixed during the term of the Credit Facility. Further, the Credit Facility requires the execution of an interest rate hedge for a minimum of 80% of the principal amounts outstanding under the Credit Facility. Pursuant to the swap agreements, the Company will pay the swap counterparty a fixed rate of approximately 3.6% in exchange for floating payments based on the SOFR Compound. The interest rate swap contract is not designated for hedge accounting, therefore the change in fair value of the interest rate swap contract is recognized in earnings within other income (expense) on the condensed consolidated statements of operations. As of June 30, 2026, the Company determined that the fair value of the interest rate swap contract was $0.4 million in an asset position, which is included within other non-current assets on the condensed consolidated balance sheets. During the three and six months ended June 30, 2026, the Company recognized $0.5 million and $0.8 million, respectively, in aggregate of interest expense on the condensed consolidated statements of operations related to interest and fees. The weighted average interest rate, including all accruing fees under the Credit Facility, was 5.6% during the six months ended June 30, 2026.

The Company incurred $1.6 million in issuance costs in connection with the closing of the Credit Facility which are included in other non-current assets on the condensed consolidated balance sheets. Issuance costs related to the Credit Facility are amortized to interest expense ratably through the maturity date. During the three and six months ended June 30, 2026 the Company recognized $0.1 million and $0.2 million, respectively, in interest expense on the condensed consolidated statements of operations related to amortization of issuance costs. Of the total issuance costs incurred, $0.5 million is due to the Lender and payable upon the earlier of (i) a date anticipated to occur in January 2027, or (ii) the termination of the facility, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets

The Company is subject to certain financial condition and testing covenants, as well as customary events of default that could require acceleration of outstanding obligations. The Company was in compliance with such covenants as of June 30, 2026.

15. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,789)	$(47,337)	$(6,269)	$(51,023)
Less: net (loss) income attributable to noncontrolling interests	(512)	655	(832)	655
Net loss attributable to common stockholders	$(4,277)	$(47,992)	$(5,437)	$(51,678)

Denominator:
Weighted average common shares outstanding - basic and diluted	73,914,402	73,071,330	73,914,402	68,040,844

Net loss per share:
Net loss per share - basic and diluted	$(0.06)	$(0.65)	$(0.07)	$(0.75)

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

The following tables provides information about our segments and a reconciliation to net income (loss) (in thousands):

	Six Months Ended June 30, 2026
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$19,172	$19,172	$-	$19,172
Interest income	7,519	-	7,519	58	7,577
Other revenue	3,857	197	4,054	-	4,054
Total revenue	11,376	19,369	30,745	58	30,803
Cost of fleet revenue, net (exclusive of depreciation)	-	16,523	16,523	-	16,523
Depreciation of rental vehicles	-	3,741	3,741	-	3,741
Service fee expense	2,636	-	2,636	-	2,636
Management fee expense - related party	-	-	-	4,442	4,442
Depreciation of property and equipment	-	111	111	-	111
General and administrative	-	3,409	3,409	2,306	5,715
Professional fees	1,641	620	2,261	3,151	5,412
Total operating expenses	4,277	24,404	28,681	9,899	38,580
Other income (expense), net	(921)	295	(626)	(1,348)	(1,974)
Income tax (expense) benefit	(2,187)	1,679	(508)	3,990	3,482
Net income (loss)	$3,991	$(3,061)	$930	$(7,199)	$(6,269)

	Six Months Ended June 30, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$13,228	$13,228	$-	$13,228
Interest income	6,076	-	6,076	238	6,314
Other revenue	2,673	131	2,804	-	2,804
Total revenue	8,749	13,359	22,108	238	22,346
Cost of fleet revenue, net (exclusive of depreciation)	-	4,785	4,785	-	4,785
Depreciation of rental vehicles	-	1,282	1,282	-	1,282
Service fee expense	2,250	-	2,250	-	2,250
Management fee expense - related party	-	-	-	1,683	1,683
Depreciation of property and equipment	-	28	28	-	28
General and administrative	-	467	467	2,797	3,264
Professional fees	464	1,038	1,502	4,886	6,388
Total operating expenses	2,714	7,600	10,314	9,366	19,680
Other income (expense)	(4,667)	220	(4,447)	41	(4,406)
Income tax (expense) benefit	(32,832)	(19,346)	(52,178)	2,895	(49,283)
Net income (loss)	$(31,464)	$(13,367)	$(44,831)	$(6,192)	$(51,023)

	Three Months Ended June 30, 2026
	Specialty Finance	Fleet Operations	Total Reportable Segments	All Other	Total
Income statement
Fleet revenue	$-	$10,443	$10,443	$-	$10,443
Interest income	3,983	-	3,983	-	3,983
Other revenue	2,162	93	2,255	-	2,255
Total revenue	6,145	10,536	16,681	-	16,681
Cost of fleet revenue, net (exclusive of depreciation)	-	8,892	8,892	-	8,892
Depreciation of rental vehicles	-	2,222	2,222	-	2,222
Service fee expense	1,435	-	1,435	-	1,435
Management fee expense - related party	-	-	-	2,216	2,216
Depreciation of property and equipment	-	45	45	-	45
General and administrative	-	1,882	1,882	1,006	2,888
Professional fees	1,024	452	1,476	1,806	3,282
Total operating expenses	2,459	13,493	15,952	5,028	20,980
Other (expense) income	(547)	22	(525)	(524)	(1,049)
Income tax (expense) benefit	(357)	197	(160)	719	559
Net income (loss)	$2,782	$(2,738)	$44	$(4,833)	$(4,789)

	Three Months Ended June 30, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	All Other	Total
Income statement
Fleet revenue	$-	$13,228	$13,228	$-	$13,228
Interest income	2,982	-	2,982	46	3,028
Other revenue	1,370	131	1,501	-	1,501
Total revenue	4,352	13,359	17,711	46	17,757
Cost of fleet revenue, net (exclusive of depreciation)	-	3,470	3,470	-	3,470
Depreciation of rental vehicles	-	743	743	-	743
Service fee expense	1,125	-	1,125	-	1,125
Management fee expense - related party	-	-	-	1,683	1,683
Depreciation of property and equipment	-	28	28	-	28
General and administrative	-	467	467	2,680	3,147
Professional fees	370	287	657	3,348	4,005
Total operating expenses	1,495	4,995	6,490	7,711	14,201
Other (expense) income	(1,871)	220	(1,651)	41	(1,610)
Income tax (expense) benefit	(32,832)	(19,346)	(52,178)	2,895	(49,283)
Net income (loss)	$(31,846)	$(10,762)	$(42,608)	$(4,729)	$(47,337)

The following tables reconcile segment assets to consolidated assets on the condensed consolidated balance sheets (in thousands):

	June 30, 2026
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Balance sheet
Loans held for investment, at fair value	$259,884	$-	$259,884	$-	$259,884
Intangible assets	-	376,072	376,072	-	376,072
Other assets	1,435	60,192	61,627	7,310	68,937
Total assets	261,319	436,264	697,583	7,310	704,893
Total liabilities	$34,605	$32,772	$67,377	$49,372	$116,749

	December 31, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Balance sheet
Loans held for investment, at fair value	$281,671	$-	$281,671	$-	$281,671
Intangible assets	-	359,022	359,022	-	359,022
Other assets	1,143	48,663	49,806	22,533	72,339
Total assets	282,814	407,685	690,499	22,533	713,032
Total liabilities	$34,301	$32,943	$67,244	$49,518	$116,762

17. Income Taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in those interim periods.

The provision for income taxes consists of federal and state taxes in the US, New York, and New York City.

For the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $0.6 million and $3.5 million, respectively, resulting in an effective tax rate of 10.2% and 35.4%, respectively. The Company’s taxable income is generated in the United States and taxed at a federal and state statutory rate of 33.7%. Relative to the federal and state statutory rate, the effective tax rate for the six months ended June 30, 2026 was primarily increased by the loss attributable to the noncontrolling interest in the non-taxable partnership entities.

For three and six months ended June 30, 2025, the Company recorded an income tax expense of $49.3 million. The effective tax rate for the three and six months ended June 30, 2025 was (2,740.9%). Relative to the federal and state statutory rate, the effective tax rate for the six months ended June 30, 2025, was primarily impacted by the consummation of the Business Combination on April 7, 2025, which resulted in one-time adjustments of $50.6 million in tax expense during the three months ended June 30, 2025. The effective tax rate was negative due to substantial tax expense being recognized against a relatively small pre-tax loss year to date.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, the Company has determined that no valuation allowance is required as of June 30, 2026 and December 31, 2025.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s Condensed Consolidated Balance Sheets. To date, the Company has not recognized any interest and penalties in its Condensed Consolidated Statements of Operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2026 and December 31, 2025.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, the Company had no issued or outstanding shares of preferred stock.

Warrants

The Company assumed 15,304,982 warrants in the Business Combination which remained outstanding as of June 30, 2026, of which 15,000,000 are equity-classified and 304,982 are liability-classified warrants (together the “Warrants”). The Company accounts for warrants as either equity of liability classified instruments based on an assessment of the warrant’s specific terms pursuant to the guidance of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considered whether the warrants were freestanding financial instruments pursuant to ASC 480, that met the definition of a liability pursuant to ASC 480, and whether the warrants met all of the requirements for equity classification under ASC 815. Changes in the fair value of warrant liabilities are recorded within other income (expense) on the condensed consolidated statements of operations.

The Warrants have an exercise price of $11.50 per share and may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on April 7, 2030, five years from the Closing Date of the Business Combination.

2026 Plan

The Company’s stockholders approved the Marblegate Capital Corporation 2026 Equity Incentive Plan (the “2026 Plan”) on June 11, 2026. The Company’s board of directors previously approved the 2026 Plan, subject to receipt of stockholder approval. The 2026 Plan will be administered by the board of directors or the compensation committee of the board, which will have authority to determine the participants, types of awards granted, vesting schedules, performance criteria and other terms and conditions of awards. Awards may be settled in shares of common stock, cash or a combination thereof.

The 2026 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, dividend equivalents and other stock- or cash-based awards. Employees, consultants and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the 2026 Plan. Awards granted to non-employee directors are subject to an annual limit of $750,000 in aggregate grant-date value (increased to $1,000,000 in the fiscal year of a director’s initial service). Subject to adjustment for certain corporate transactions, the aggregate number of shares of common stock, available for issuance under the 2026 Plan is the sum of (i) 3,700,000 shares, and (ii) an automatic annual increase on the first day of each year beginning in 2027 and ending in (and including) 2030 equal to the lesser of (A) three percent (3%) of the shares outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of common stock as determined by the board or the compensation committee. Notwithstanding the foregoing, the aggregate maximum number of shares that may be issued pursuant to the exercise of incentive stock options is 3,700,000 shares.

For additional information, refer to the full text of the 2026 Plan, which is filed as Exhibit 10.15 to this Quarterly Report and is incorporated herein by reference. As of June 30, 2026, no awards have been granted or are outstanding pursuant to the 2026 Plan.

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

Overview

We are a fully integrated operating platform combining fleet operations and medallion-backed specialty finance with operations focused in the NYC regulated mobility market. Our business is centered on the NYC taxi medallion—a scarce, municipally regulated license that is the sole authorization to operate a vehicle for street-hail service in the City of New York which we view as a critical piece of NYC’s mobility infrastructure. We are the largest combined lender to, and owner of, NYC taxi medallions and operate the largest taxi fleet in New York City, based on active vehicle data reported by the New York City Taxi and Limousine Commission (“TLC”), through Septuagint Solutions LLC (f/k/a “Septuagint” and currently d/b/a “Signal Taxi”). Our goal is to achieve superior risk-adjusted returns for our stockholders by maintaining a focus on capital preservation, current revenues and capital appreciation. Our core philosophy is to work with key stakeholders in NYC’s mobility ecosystem to facilitate an industry-wide restructuring of historical medallion lending practices, to position the taxi medallion as a stabilized income-producing asset, and to support the long-term role of regulated street-hail service as an essential and enduring component of New York City’s transportation network. Accordingly, we regularly explore complementary business opportunities, including potential mergers and acquisitions that would allow us to further develop our position in the broader urban mobility landscape.

We were originally formed by Marblegate Acquisition Corporation (“MAC”), a Delaware corporation and special purpose acquisition company, on February 2, 2023, to be the surviving company in connection with a business combination with the DePalma Companies (as defined below) (the “Business Combination”). On the Closing Date, we consummated the Business Combination contemplated by that certain agreement and plan of merger, dated as of February 14, 2023 (as amended, the “Business Combination Agreement”), by and among the Company, MAC, Marblegate Asset Management, LLC, a Delaware limited liability company (the “Manager”), MAC Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II”, and together with DePalma I, the “DePalma Companies”), pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in us becoming a publicly traded company and the surviving company. Immediately prior to the consummation of the Business Combination, on April 7, 2025 (the “Closing Date”), as contemplated by the Business Combination Agreement, we and the DePalma Companies effected a series of reorganization transactions, resulting in the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies. As a result of the Business Combination, we are a holding company and substantially all of our assets and operations are conducted through our subsidiaries.

Our operations are managed by the Manager pursuant to the Management Services Agreement (“MSA”). Pursuant to the MSA, the Manager provides certain management services including, but not limited to, managing our day-to-day business and operations. Under the MSA, the Manager provides management services customarily performed by executive officers and employees of a publicly listed company, including overseeing the acquisition and disposition of our assets, overseeing our loan portfolio, managing our day-to-day business and operations, evaluating our financial and operational performance, and providing a management team to serve as our executive officers.

In February 2019, DePalma II entered into a non-controlling joint venture with Kirie Eleison Corp, an unaffiliated strategic partner, and formed Signal Taxi, in which DePalma II held a 50% interest. Signal Taxi is a fully functioning medallion-leasing agent and taxi fleet operating company based in NYC, licensed by the TLC as an agent/broker for managing NYC taxi medallions, formed for the purpose of operating and servicing taxi medallions. The formation of Signal Taxi also allowed DePalma II to lease the medallions for its fleet operation business. Historically, given the non-controlling nature of the relationship between DePalma II and Signal Taxi, Signal Taxi’s financial statements have not been consolidated; however, on April 7, 2025 (the “Signal Taxi Acquisition Date”), we, via DePalma II, acquired the remaining outstanding equity interests in Signal Taxi resulting in Signal Taxi becoming a wholly owned subsidiary of the Company (the “Signal Taxi Acquisition”).

On November 15, 2024, we, via DePalma II, entered into a consulting agreement (the “Consulting Agreement”) with a third party (the “Consultant”) to provide operational support and access to physical garage and office space for our medallion leasing business. DePalma II entered into the Consulting Agreement primarily to assist in establishing and growing its taxi fleet operations. In connection with the Consulting Agreement, DePalma II, as lessee, entered into a lease agreement for our taxicab business and garage space to run our taxicab operations. The Consulting Agreement and the lease agreement with DePalma II, as lessee, for taxicab business office and garage space to run its taxicab operations (the “Garage Lease”) each have an initial term of five years, with the Garage Lease having an additional renewal option available to DePalma II.

We believe we are the largest New York City taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,693 New York City taxi medallions as of June 30, 2026. In addition to our ownership of medallion loans, we believe we are also the largest owner of New York City taxi medallions, with 2,241 owned medallions (“Owned Medallions”) as of June 30, 2026. Further, as of June 30, 2026, we have a managed taxi fleet of 1,132 vehicles and 991 active drivers operating Signal Taxi vehicles, as well as 122 vehicles managed under our Consulting Agreement.

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

On April 10, 2025, our common stock, par value $0.0001 per share (“Common Stock”) and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively. We have hired and may continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Financial Overview

For the three and six months ended June 30, 2026, we generated total revenues of $16.7 million and $30.8 million, respectively, and $17.8 million and $22.3 million for the three and six months ended June 30, 2025, respectively. Net income (loss) from operations for the three and six months ended June 30, 2026 was $(4.3) million and $(7.8) million, respectively, and $3.6 million and $2.7 million for the three and six months ended June 30, 2025, respectively. Other expense for the three and six months ended June 30, 2026 was $1.0 million and $2.0 million, respectively, and $1.6 million and $4.4 million for the three and six months ended June 30, 2025, respectively. Net loss for the three and six months ended June 30, 2026 was $4.8 million and $6.3 million, respectively, and $47.3 million and $51.0 million for the three and six months ended June 30, 2025, respectively.

Through June 30, 2026, we have received approximately $56 million of revenue from certain loans subject to the Medallion Relief Program+ established in March 2022 (“MRP+”), of which 31% related to payments made from the NYC funded deficiency credit support mechanism (the “Reserve Fund”). As of June 30, 2026, we had loans held for investment, at fair value of $259.9 million. For the six months ended June 30, 2026 and 2025, we had gross collections of $17.2 million and $16.3 million, respectively, where 33% and 35% of such collections were related to payments made on account of restructurings or resolutions of medallion loans. Gross collections increased by approximately 6% during the six months ended June 30, 2026, as compared to the same period in the prior year. The 6% increase in gross collections during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily driven by the increase in regular monthly collections which can be attributed to the inclusion of the TML IV portfolio.

For the six months ended June 30, 2026, we realized a year-over-year increase of $1.1 million in regular monthly payments. Non-MRP+ restructuring saw a $2.1 million period-over-period decrease due to fewer Non-MRP+ borrowers in default and available for restructuring compared to the six months ended June 30, 2025, while MRP+ payments decreased by $0.2 million as a result of borrower payoffs and foreclosure of defaulted medallions. Regular monthly collections saw a slight increase to $11.6 million.

With respect to delinquencies, as of June 30, 2026 and 2025, the percentage of New York City loans by medallion count in default were 24% and 31%, respectively. The decrease in delinquencies at June 30, 2026 was largely due to the continued foreclosure of non-accruing loans during the six months ended June 30, 2026, as well as newly restructured and originated medallion loans.

For the three and six months ended June 30, 2026, we completed restructurings of loans collateralized by 0 and 36 New York City medallions, respectively. In comparison, during the three and six months ended June 30, 2025, we completed restructuring of loans collateralized by 34 and 70 New York City medallions, respectively. The decrease in restructurings period over period was due to a reduction in the number of New York City non-performing loans requiring restructuring.

For the three and six months ended June 30, 2026, we foreclosed on 94 medallion, and 16 and 43 medallions for the three and six months ended June 30, 2025, respectively. The increase in the pace of foreclosures was due to the increase in enforcement activity on defaulted non-accruing loans.

Key Factors Affecting Operating Results

Our performance and future success depends on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

Our balance sheet consists substantially of taxi medallions and loans secured by taxi medallions, which historically have been associated with higher than average delinquency rates and defaults, as substantially all of these loans were acquired after they had defaulted. As of June 30, 2026, we held $308.1 million in aggregate principal of New York City taxi medallion loans, of which approximately 10% of the Company loans that are not subject to the MRP+ (“Non-MRP+”) loans by unpaid principal balance were in default, compared to 40% as of December 31, 2025. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default, we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market, then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. Our taxi medallions are reported at cost and evaluated for impairment. As of June 30, 2026, we held 2,241 New York City medallions, as well as medallions in certain other jurisdictions, with an aggregate carrying value of $376.1 million, compared to 2,147 New York City taxi medallions, as well as medallions in certain other jurisdictions, with an aggregate carrying value of $359.0 million as of December 31, 2025. The value of our taxi medallion and loan portfolio, and the taxi industry in general, is susceptible to risk of loss resulting from, including but not limited to, changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion. Our business is heavily concentrated in medallion collateralized lending and Owned Medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism, as well as those that affect the City of New York. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of our taxi medallions. In addition, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion collateralized loan, which could impact the value of our Owned Medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

MRP+

As of June 30, 2026, 36% of our current medallions based on NYC taxi medallion count have participated in the MRP+. See “Item 1. Business—MRP and MRP+” from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a detailed description of the program. The Reserve Fund was funded with $49 million, and any funding in excess of the initial amount is subject to future appropriations by the New York City Council and is not legally required or committed by the City of New York. The Reserve Fund balance was approximately $26.8 million and $30.2 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Reserve Fund balance represented approximately 1.2x of the annual debt service.

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

On December 30, 2025, the Company entered into a series of agreements by and among certain of the Company’s subsidiaries and DZ Bank AG Deutsche Zentral-Genossenschaftsbank and affiliated lenders (“DZ Bank” or the “Lender”), most notably executing the terms of a Receivables Loan and Security Agreement (the “Credit Facility”). The Credit Facility requires the maintenance of an interest rate hedge which effectively fixes our interest rate exposure on the Credit Facility. On December 30, 2025, in connection with the execution of the Credit Facility, the Company entered into a purchase agreement to acquire the outstanding equity interests of TML IV LLC (“TML IV”), an entity primarily holding investments in New York City taxi medallions and medallion loans (the “TML Asset Acquisition”). On December 31, 2025, the Company entered into a Loan and Security Agreement with Auxilior Capital Partners, Inc. which provides for loans in the aggregate amount of $17.2 million to finance the acquisition of taxicab vehicles (the “Term Loan”). The Term Loan bears a fixed interest rate and is not subject to interest rate variability. Furthermore, with respect to our assets that are not MRP+ loans, which consist of New York City Non-MRP+ loans, approximately 10% of which are in default as of June 30, 2026, we believe that we are able to mitigate the impact from any rising interest rates as we are generally able to pass on such increased interest rate costs to the borrowers. For example, with respect to such assets, we generally expect to either refinance the defaulted loans into new medallion loans or restructure the existing loans with new loan terms, in each case at a rate that would reflect the then current market interest rate. As a result, we believe that we have the flexibility to adjust our interest rate exposure with respect to some of our asset portfolio.

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

Effective with the Signal Taxi Acquisition, our revenues also consist of fleet revenues from the leasing of our vehicle fleet and medallions to licensed TLC drivers, in which we act as the lessor. These leases generally are short-term and operate on a weekly basis with drivers renewing each week and payments being settled between the point-of-sale system, us, and the drivers on weekly basis. The leases may specify the weekly rate between medallion cost, vehicle cost, and other fees, or the lease will include all costs in one weekly lease rate agreed upon with a driver, and these fees can vary by lease based on prevailing market rates at the time of agreement. We account for these lease and non-lease components as a combined component in accordance with Accounting Standards Codification (“ASC”) 606.

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

We also primarily recognize within other income (expense) gains or losses from disposals of medallions, income earned from the City of New York’s Wheelchair Accessible Vehicle (“WAV”) incentive program, interest expense on our long-term borrowing arrangements, and changes in fair value of our interest rate swaps.

Provision for Income Taxes

Our provision for income taxes consists of federal and state taxes in the United States, New York, and New York City.

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

The Company, along with its wholly owned subsidiary, MAC, will file consolidated tax returns for U.S. federal, New York State, and New York City jurisdictions. The filings will include our newly acquired 83.7% interest in the DePalma Companies.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Fleet revenue	$10,443	$13,228	$19,172	$13,228
Interest income	3,983	3,028	7,577	6,314
Other revenue	2,255	1,501	4,054	2,804
Total revenue	16,681	17,757	30,803	22,346

Operating expenses:
Cost of fleet revenue, net (exclusive of depreciation)	8,892	3,470	16,523	4,785
Depreciation of rental vehicles	2,222	743	3,741	1,282
Service fee expense	1,435	1,125	2,636	2,250
Management fee expense - related party	2,216	1,683	4,442	1,683
Depreciation of property and equipment	45	28	111	28
General and administrative	2,888	3,147	5,715	3,264
Professional fees	3,282	4,005	5,412	6,388
Total operating expenses	20,980	14,201	38,580	19,680
(Loss) income from operations	(4,299)	3,556	(7,777)	2,666

Other income (expense):
Losses on loans held for investment, net	(876)	(1,805)	(1,250)	(4,667)
WAV grant income	395	154	668	154
Interest expense	(925)	-	(1,744)	-
Other income (expense), net	357	41	352	107
Total other expense	(1,049)	(1,610)	(1,974)	(4,406)

(Loss) income before income taxes	(5,348)	1,946	(9,751)	(1,740)
Income tax benefit (expense)	559	(49,283)	3,482	(49,283)
Net loss	$(4,789)	$(47,337)	$(6,269)	$(51,023)
Net (loss) income attributable to noncontrolling interest	(512)	655	(832)	655
Net loss attributable to common stockholders	$(4,277)	$(47,992)	$(5,437)	$(51,678)

The following discussion and analysis is for the three and six months ended June 30, 2026, compared to the same period in 2025.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Revenue:
Fleet revenue	$10,443	$13,228	(21)%	$19,172	$13,228	45%
Interest income	3,983	3,028	32%	7,577	6,314	20%
Other revenue	2,255	1,501	50%	4,054	2,804	45%
Total revenue	$16,681	$17,757	(6)%	$30,803	$22,346	38%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Fleet revenue decreased by $2.8 million, or 21%. This decrease was due to an $8.0 million non-recurring recognition of revenue in the prior period due to the derecognition of the existing deposit liability relating to former lease contracts with Signal prior to the

Signal Taxi Acquisition, which was primarily offset by growth in active vehicles and drivers in our fleet during the current period resulting from the Signal Taxi Acquisition.

Interest income increased by $1.0 million, or 32%. This increase was due to an increase in interest from restructured and performing Non-MRP+ loans, offset by a decrease in interest income due to lower cash balances.

Other revenue increased by $0.8 million, or 50%. This increase was primarily due to disposition-related gains and higher payments received from the Reserve Fund resulting from an increase in MRP+ loans in default during the three months ended June 30, 2026.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Fleet revenue increased by $5.9 million, or 45%. This increase was primarily due to growth in active vehicles and drivers in our fleet during the current period resulting from the Signal Taxi Acquisition.

Interest income increased by $1.3 million, or 20%. This increase was primarily due to restructured and performing Non-MRP+ loans, offset by a decrease in interest income due to lower cash balances.

Other revenue increased by $1.3 million, or 45%. This increase was primarily due to disposition-related gains and higher payments received from the Reserve Fund resulting from an increase in MRP+ loans in default during the six months ended June 30, 2026.

Cost of Fleet Revenue, Net (Exclusive of Depreciation)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Cost of fleet revenue, net (exclusive of depreciation)	$8,892	$3,470	156%	$16,523	$4,785	245%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Cost of fleet revenue increased by $5.4 million, or by 156%. This increase was due to the Signal Taxi Acquisition and consolidation of Signal Taxi operating costs, most notably including vehicle insurance of $2.4 million and other direct fleet operating costs of $1.7 million, as well as a net increase of $1.4 million from the Consulting Agreement.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Cost of fleet revenue increased by $11.7 million, or by 245%. This increase was due to the Signal Taxi Acquisition and consolidation of Signal Taxi operating costs, most notably including vehicle insurance of $5.0 million and other direct fleet operating costs of $4.1 million, as well as a net increase of $2.4 million from the Consulting Agreement.

Depreciation of Rental Vehicles

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Depreciation of rental vehicles	$2,222	$743	199%	$3,741	$1,282	192%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Depreciation of rental vehicles increased by $1.5 million, or 199%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Depreciation of rental vehicles increased by $2.5 million, or 192%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

Service Fee Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Service fee expense	$1,435	$1,125	28%	$2,636	$2,250	17%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Service fee expense increased by $0.3 million, or 28%. This increase was primarily due to timing of reimbursable pass-through costs (actual costs incurred by our service provider on our behalf, without markup).

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Service fee expense increased by $0.4 million, or 17%. This increase was primarily due to timing of reimbursable pass-through costs (actual costs incurred by our service provider on our behalf, without markup).

Management Fee Expense - Related Party

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Management fee expense - related party	$2,216	$1,683	32%	$4,442	$1,683	164%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Management fee expense - related party increased by $0.5 million. This increase was due to the execution of the MSA upon the closing of the Business Combination. Under the MSA, MAM receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. See Note 18 to our condensed consolidated financial statements for additional information regarding the MSA and related party transactions.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Management fee expense - related party increased by $2.8 million. This increase was due to the execution of the MSA upon the closing of the Business Combination. Under the MSA, MAM receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. See Note 18 to our condensed consolidated financial statements for additional information regarding the MSA and related party transactions.

Depreciation of Property and Equipment

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Depreciation of property and equipment	$45	$28	61%	$111	$28	296%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Depreciation of property and equipment increased by less than $0.1 million. This increase was due to the acquisition of property and equipment in the Signal Taxi Acquisition.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Depreciation of property and equipment increased by $0.1 million. This increase was due to the acquisition of property and equipment in the Signal Taxi Acquisition.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
General and administrative	$2,888	$3,147	(8)%	$5,715	$3,264	75%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

General and administrative expenses decreased by $0.3 million or 8%. This decrease was primarily due to a reduction in costs incurred as a result of the closing of Business Combination in the prior period.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

General and administrative expenses increased by $2.5 million or 75%. This increase was primarily due to acquiring Signal Taxi operating costs including $1.5 million in employee compensation, as well as $0.7 million of general office expenses, and $0.7 million in state and local non-income taxes, partially offset by a decrease in public company corporate insurance of $0.4 million.

Professional Fees

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Professional fees	$3,282	$4,005	(18)%	$5,412	$6,388	(15)%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Professional fees decreased by $0.7 million, or 18%. This decrease was primarily due to a decrease in professional fees subsequent to the closing of the Business Combination.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Professional fees decreased by $1.0 million, or 15%. This decrease was primarily due to a decrease in professional fees subsequent to the closing of the Business Combination.

Losses on Loans Held for Investment, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Losses on loans held for investment, net	$(876)	$(1,805)	(51)%	$(1,250)	$(4,667)	(73)%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Losses on loans held for investment decreased by $0.9 million, or 51%. This decrease was primarily due to a reduction of markdowns from loan restructurings occurring in the prior period, partially offset by losses in the current period due to a revaluation of underlying Chicago taxi medallion arising from lower observed medallion transfer prices, as well as an increase in the discount rate used to value MRP+ loans due to increases in U.S. treasury rates through loan maturity.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Losses on loans held for investment decreased by $3.4 million, or 73%. This decrease was primarily due to a reduction of markdowns on mortgage collateral occurring in the prior period, partially offset by losses in the current period due to a revaluation of underlying Chicago taxi medallion arising from lower observed medallion transfer prices, as well as an increase in the discount rate used to value MRP+ loans due to increases in U.S. treasury rates through loan maturity.

WAV Grant Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
WAV grant income	$395	$154	156%	$668	$154	334%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

WAV grant income increased by $0.2 million, or 156%. This increase was due to the Signal Taxi Acquisition and the recognition of income from the quarterly WAV grant incentive.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

WAV grant income increased by $0.5 million, or 334%. This increase was due to the Signal Taxi Acquisition and the recognition of income from the quarterly WAV grant incentive.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Interest expense	$(925)	$-	—%	$(1,744)	$-	—%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

We did not have any interest expense prior to the long-term borrowing arrangements executed in December 2025. Interest expense increased as a result of coupon interest and amortization of issuance costs recognized related to our long-term borrowings.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

We did not have any interest expense prior to the long-term borrowing arrangements executed in December 2025. Interest expense increased as a result of coupon interest and amortization of issuance costs recognized related to our long-term borrowings.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Other income (expense), net	$357	$41	771%	$352	$107	229%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Other income (expense), net increased by $0.3 million, or 771%. This increase was primarily due to the change in the fair value of interest rate swaps on the Credit Facility.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Other income (expense), net increased by $0.2 million, or 229%. This increase was primarily due to the change in the fair value of interest rate swaps on the Credit Facility.

Income Tax Benefit (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Income tax benefit (expense)	$559	$(49,283)	(101)%	$3,482	$(49,283)	(107)%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Income tax benefit (expense) changed by $49.8 million, or 101%. This change was primarily due to the recognition of corporate income taxes subsequent to the Business Combination. Prior to the Business Combination, the DePalma Companies were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no benefit or provision for income taxes recorded in the historical financial statements prior to the Business Combination.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Income tax benefit (expense) changed by $52.8 million, or 107%. This change was primarily due to the recognition of corporate income taxes subsequent to the Business Combination. Prior to the Business Combination, the DePalma Companies were treated as a partnership for U.S. tax purposes and therefore were not subject to federal, state, or local income taxes. Accordingly, there was no benefit or provision for income taxes recorded in the historical financial statements prior to the Business Combination.

Segment Results of Operations

We operate our business as two operating and reportable segments: Specialty Finance and Fleet Operations. For additional information about our segments, see Note 16 in the section entitled “Segment Information” as referred to in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

The following tables summarize our segment results of operations for the three and six months ended June 30, 2026 and 2025:

Segment Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Specialty Finance	$6,145	$4,352	41%	$11,376	$8,749	30%
Fleet Operations	10,536	13,359	(21)%	19,369	13,359	45%
Other	-	46	(100)%	58	238	(76)%
Total revenue	$16,681	$17,757	(6)%	$30,803	$22,346	38%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Specialty Finance revenue increased by $1.8 million, or 41%. This increase was due to higher interest income from restructured and performing Non-MRP+ loans and higher payments received from the Reserve Fund from MRP+ loans in default.

Fleet Operations revenue decreased by $2.8 million, or (21)%. This decrease was due to an $8.0 million non-recurring recognition of revenue in the prior period due to the derecognition of the existing deposit liability relating to former lease contracts with Signal prior to the Signal Taxi Acquisition, which was primarily offset by growth in active vehicles and drivers in our fleet during the current period resulting from the Signal Taxi Acquisition.

Other revenue decreased by $0.1 million, or 100%. This decrease was primarily due to a decrease in interest income received on cash balances during the period.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Specialty Finance revenue increased by $2.6 million, or 30%. This increase was due to higher interest income from restructured and performing Non-MRP+ loans and higher payments received from the Reserve Fund from MRP+ loans in default.

Fleet Operations revenue increased by $6.0 million, or 45%. This increase was due to growth in active vehicles and drivers in our fleet during the current period resulting from the Signal Taxi Acquisition.

Other revenue decreased by $0.2 million, or 76%. This decrease was primarily due to a decrease in interest income received on cash balances during the period.

Segment Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Specialty Finance	$2,459	$1,495	64%	$4,277	$2,714	58%
Fleet Operations	13,493	4,995	170%	24,404	7,600	221%
Other	5,028	7,711	(35)%	9,899	9,366	6%
Total operating expenses	$20,980	$14,201	48%	$38,580	$19,680	96%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Specialty Finance operating expenses increased by $1.0 million, or 64%. This increase was due to higher professional service fees incurred during the three months ended June 30, 2026.

Fleet Operations operating expenses increased by $8.5 million, or 170%. This increase was primarily due to an increase in cost of fleet revenues of $5.4 million resulting from the Signal Taxi Acquisition, an increase of $1.5 million in rental vehicle depreciation, and increases in other general and administrative expenses primarily including employee compensation.

Other operating expenses decreased by $2.7 million, or 35%. This decrease was primarily due to decreases in professional and general and administrative expenses resulting from the Business Combination.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Specialty Finance operating expenses increased by $1.6 million, or 58%. This increase was due to higher professional and service fees incurred during the six months ended June 30, 2026.

Fleet Operations operating expenses increased by $16.8 million, or 221%. This increase was primarily due to an increase in cost of fleet revenues of $11.7 million resulting from the Signal Taxi Acquisition, an increase of $2.5 million in rental vehicle depreciation, and increases in other general and administrative expenses primarily including employee compensation.

Other operating expenses increased by $0.5 million, or 6%. This increase was due an increase in costs pursuant to the MSA, which became effective upon the closing of the Business Combination, partially offset by decreases in professional and general and administrative expenses resulting from the Business Combination.

Segment Net Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Specialty Finance	$2,782	$(31,846)	(109)%	$3,991	$(31,464)	(113)%
Fleet Operations	(2,738)	(10,762)	(75)%	(3,061)	(13,367)	(77)%
Other	(4,833)	(4,729)	2%	(7,199)	(6,192)	16%
Net loss	$(4,789)	$(47,337)	(90)%	$(6,269)	$(51,023)	(88)%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Specialty Finance net income increased by $34.6 million, or 109%. This increase was primarily attributable to a decrease in income tax expense of $32.5 million compared to the prior-year period, a $1.0 million increase in interest income, a $0.8 million increase in other revenue, and a $1.3 million favorable change in other expense, partially offset by a $0.7 million increase in professional fees and a $0.3 million increase in service fee expense.

Fleet Operations net loss decreased by $8.0 million, or 75%. This improvement was primarily attributable to an increase in income tax benefit of $19.5 million subsequent to the Business Combination, partially offset by a $2.8 million decrease in fleet revenue, a $5.4 million increase in direct fleet operating costs, a $1.5 million increase in depreciation expense, a $1.6 million increase in other fleet operating expenses, consisting primarily of general and administrative and professional fees, and a $0.2 million decrease in other income.

Other net loss increased by $0.1 million, or 2%. This increase was primarily due to a decrease in income tax benefit of $2.2 million subsequent to the Business Combination, increases in interest expense of $0.9 million, and increases of $0.5 million in management fees subsequent to the execution of the MSA, partially offset by decreases in professional fees of $1.5 million, decreases in public company insurance and other general and administrative expenses of $1.7 million, and increases in gains from interest rate swaps of $0.4 million.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Specialty Finance net income increased by $35.5 million, or 113%. This increase was primarily attributable to a $30.6 million decrease in income tax expense compared to the prior-year period, a $1.4 million increase in interest income, a $1.2 million increase in other revenue, and a $3.7 million favorable change in other expense, partially offset by a $1.2 million increase in professional fees and a $0.4 million increase in service fee expense.

Fleet Operations net loss decreased by $10.3 million, or 77%. This improvement was primarily due to an increase in taxi fleet revenue subsequent to the Signal Taxi Acquisition of $6.0 million and an increase in income tax benefit of $21.0 million subsequent to the Business Combination, partially offset by an increase in direct fleet operating costs subsequent to the Signal Taxi Acquisition of $11.7 million, an increase in depreciation expense of $2.5 million, an increase in general and administrative expenses of $2.9 million, which were in turn partially offset by a decrease in other fleet operating expenses of $0.3 million, consisting primarily of professional fees.

Other net loss increased by $1.0 million, or 16%. This increase was primarily due to an increase in management fee expense of $2.8 million subsequent to execution of the MSA and an increase in other expense of $1.4 million, partially offset by an increase in income tax benefit of $1.1 million, a decrease in professional fees of $1.7 million, and a decrease in general and administrative expenses of $0.5 million.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2026, and December 31, 2025, we had available cash and cash equivalents, excluding restricted cash, of $7.3 million and $25.3 million, respectively, available to fund our operations. The decrease of $18.0 million was due to factors further described below. As of June 30, 2026 and December 31, 2025, we had restricted cash of $1.3 million and $0.5 million, respectively, which consists of funds held for security deposits and the lockbox arrangement of our Credit Facility.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Net cash used in operating activities	$(12,015)	$(2,874)	$(9,141)	318%
Net cash used in investing activities	(10,816)	(7,383)	(3,433)	46%
Net cash provided by (used in) financing activities	5,568	(11,651)	17,219	(148)%
Net decrease in cash and cash equivalents	(17,263)	(21,908)	4,645	(21)%
Cash and cash equivalents and restricted cash, at beginning of period	25,840	35,173	(9,333)	(27)%
Cash and cash equivalents and restricted cash, at end of period	8,577	13,265	(4,688)	(35)%

Operating Activities

The increase to net cash used in operating activities was $9.1 million, or 318%. This increase was primarily a result of payments of accrued management fees of $8.2 million and an increase in interest expense payments of $1.5 million on our executed long-term borrowing arrangements, which was offset by various other changes in results of operations after the Signal Taxi Acquisition.

Investing Activities

The increase to net cash used in investing activities was $3.4 million, or 46%. This increase was primarily due to a decrease in repayments on loans held for investment of $2.8 million, and a decrease in medallion disposal settlement payments of $0.4 million. Further, we made significant purchases of rental vehicles totaling $21.9 million, an increase of $7.7 million from the prior period, which is offset by asset-based WAV grant receipts of $7.7 million in the current period.

Financing Activities

The decrease to net cash used in financing activities was $17.2 million. This decrease was primarily due to a reduction of $11.6 million from the non-recurring payment of MAC promissory notes, deferred underwriting fees, legal costs and other transaction costs incurred in connection with the Business Combination, partially offset by an additional advance under the Credit Facility of $10.0 million in the current period, and further offset by principal payments on our executed long-term borrowing arrangements of $2.6 million and distributions to noncontrolling interests of $1.9 million in the current period.

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

In December 2025, we executed the Credit Facility with DZ Bank resulting in an increase in long-term borrowings outstanding of $25.0 million, primarily to facilitate the TML Asset Acquisition. On April 15, 2026, we drew an additional $10.0 million under the Credit Facility, bringing our total borrowings under the credit facility to $35.0 million. We are eligible to draw up to $120.0 million on the Credit Facility, subject to certain borrowing base collateral requirements of MRP+ loans, which can be used for general corporate purposes. We are required to secure MRP+ loans within a bankruptcy-remote special purpose vehicle, DePalma Financing

SPV I LLC (the “SPV”) as collateral to make draws on the Credit Facility. Although the SPV is included in our condensed consolidated financial statements, it is a separate legal entity with separate creditors. Upon the transfer of ownership and control of MRP+ loans to the SPV, we have limited retained interests in the receivables sold and they become unavailable to other creditors should we become insolvent.

During the term of the Credit Facility, all cash receipts from borrowers on secured MRP+ loans are deposited into a lockbox account that is subject to control by DZ Bank. Funds in the lockbox account are subject to monthly periodic disbursements based on a priority of payments schedule first including any fees or accrued interest due to the lender and other facility stakeholders, with the remainder available to be remitted to us. Subsequent to the revolving period on December 30, 2027, any funds remaining in the lockbox account after payment of lender fees and interest are to be applied to the principal balance outstanding on the Credit Facility. The Credit Facility otherwise matures in December 2030. The borrowing base, calculated as 80% of the aggregate principal balance of eligible MRP+ loans assigned to the SPV, was $55.2 million, resulting in $20.2 million of additional borrowing capacity as of June 30, 2026. Further, as of June 30, 2026, approximately $0.7 million was in the lockbox account. We plan to secure additional MRP+ loans as needed to support additional draws on the Credit Facility, however the restricted use of such secured assets and outstanding principal on the Credit Facility could have a significant impact on our sources and uses of liquidity.

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

We are a holding company and conduct substantially all of our operations through, and hold substantially all of our assets at, our subsidiaries, including the bankruptcy-remote SPV that is the borrower under the Credit Facility. The assets of the SPV, including the pledged MRP+ loans and the related collection and lockbox accounts, are not available to pay our other creditors, and the Credit Facility limits the ability of the SPV to distribute cash to us. Other than the financial covenants described above and these limitations on the distribution of cash by the SPV, neither of these financing arrangements restrict our ability to pay dividends on our Common Stock. We have not paid any cash dividends on our Common Stock to date, and the payment of any future dividends is within the discretion of our board of directors.

As of June 30, 2026 we have future commitments in the form of outstanding long-term borrowings. The table below is a summary of the composition of our long-term borrowing arrangements as of June 30, 2026:

	June 30, 2026	December 31, 2025
Term loan	$14,645	$17,220
Less: unamortized debt issuance costs	(174)	(242)
Less: current portion of term loan	(5,489)	(4,806)
Term loan, net of current portion	8,982	12,172
Credit Facility	35,000	25,000
Total long-term borrowings, net of current portion	$43,982	$37,172

Refer to Note 14 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

In addition, as of June 30, 2026, we have additional outstanding commitments in the form of operating leases that contain renewal options including commitments until November 2029. Refer to Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates. To the extent that there are differences between our estimates and actual results, future financial statement presentation, financial condition, results of operations, and our cash flows will be affected.

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

Loans Held for Investment, at Fair Value

Our loans held for investment are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. We account for our loans held for investment using the fair value option and by applying the fair value principles of ASC 820, Fair Value Measurement. Our loans held for investment are determined to be Level 3 measurements pursuant to the fair value hierarchy as the valuation requires inputs that are significant and unobservable. Our MRP+ loan portfolio is primarily performing and valued by using a discount rate to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, we consider the internal rate of return on the investment, changes in the U.S. Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program. Our Non-MRP+ loan portfolio is primarily nonperforming and valued at the lesser of unpaid principal balance and the medallion or other collateral value attached to the loan, less a discount applied to the collateral value to estimate costs associated with taking ownership of the collateral. The most significant inputs in determining the medallion collateral value include our recent medallion sale prices, the amount backstopped by the City of New York under the MRP+, and certain market prices reported by the TLC. As of June 30, 2026, our New York City medallion collateral value was determined to be $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000.

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

Intangible Assets

Our taxi medallions are indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. Costs incurred for renewal of taxi medallions are included within cost of fleet revenue, net.

Indefinite-lived intangible assets are not amortized but instead tested for impairment. We evaluate indefinite-lived intangible assets for impairment annually on October 1st of each year or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

We evaluate our taxi medallions as a single unit of accounting by jurisdiction for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In our evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions, notably including the determination of anticipated impacts of changes in regulatory and macroeconomic factors impacting our industry, as well as the use of limited readily available market information of third party medallion transfers, including those reported by the TLC. No impairment losses were recognized for the three and six months ended June 30, 2026 and 2025.

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

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we are no longer an emerging growth company or we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, following the Business Combination, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Common Stock less attractive to investors.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to maintain compliance with the standards for continued qualification of the OTCQX Best Market® (the “OTCQX”) operated by OTC Markets Group Inc. (“OTC Markets”), our securities may be removed from the OTCQX, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock and our warrants are quoted on the OTCQX Best Market® (“OTCQX”) operated by OTC Markets Group Inc. (“OTC Markets”), under the symbols “MGTE” and “MGTEW,” respectively. OTCQX is not a national securities exchange. To maintain the quotation of our securities on OTCQX, we must continue to satisfy the Standards for Continued Qualification set forth in the OTCQX Rules for U.S. Companies (the “OTCQX Rules”), including, among other things, maintaining a minimum bid price of $0.10 per share as of the close of business for at least one of every 30 consecutive calendar days (the “Minimum Bid Price Requirement”), maintaining a specified market capitalization, maintaining priced quotations published by the requisite number of market makers, satisfying applicable corporate governance requirements, maintaining an exemption from the “penny stock” rules under Exchange Act Rule 3a51-1, remaining current in our SEC reporting obligations, and paying applicable OTC Markets fees. We cannot assure you that our securities will continue to be quoted on the OTCQX in the future.

On July 8, 2026, we received deficiency notice from OTC Markets indicating that the bid price of our warrants had closed below $0.10 for more than 30 consecutive calendar days and that our warrants therefore no longer satisfied the Standards for Continued Qualification for the OTCQX U.S. tier under Section 2.1(A) of the OTCQX Rules. Under the OTCQX Rules, we have a cure period of 90 calendar days, which expires on October 6, 2026, during which the closing bid price of our warrants must be at or above the $0.10 minimum for ten consecutive trading days in order for us to regain compliance. If we do not regain compliance by October 6, 2026, our warrants will be removed from OTCQX. This is the second such notice we have received with respect to our warrants. We previously received a substantially similar notice on June 18, 2025, and regained compliance with the Minimum Bid Price Requirement on September 3, 2025. As of the date of this Quarterly Report, we have not regained compliance with the Minimum Bid Price Requirement with respect to our warrants.

We may also in the future fail to satisfy the Minimum Bid Price Requirement or the other requirements for continued qualification with respect to our Common Stock, and there can be no assurance that we will regain or maintain compliance with these requirements on an ongoing basis.

If our warrants are removed from the OTCQX, they would not automatically be quoted on any other market. OTC Markets has advised us that, if we do not regain compliance, we may elect to transition our warrants to the OTCQB Venture Market (a lower tier of the OTC Markets), subject to our satisfaction of the applicable OTCQB eligibility standards; otherwise, our warrants may be quoted, if at all, only on the Pink Open Market, or may cease to be publicly quoted. Any of these outcomes could result in significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;

•
reduced liquidity for our securities;
•
a determination that our Common Stock and/or our warrants constitute a “penny stock,” which would require brokers trading in our securities to adhere to more stringent rules and could result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, because our Common Stock and our warrants are quoted on the OTCQX rather than listed on a national securities exchange, they are not “covered securities” under the National Securities Markets Improvement Act of 1996, a federal statute that preempts state regulation of the offer and sale of covered securities. As a result, the offer and sale of our securities are subject to regulation under the securities or “blue sky” laws of the various states, except to the extent a transaction exemption is available, such as a state “manual exemption” available for securities of issuers listed in a recognized securities manual. We can provide no assurance that such exemptions are, or will continue to be, available in every state, which may further limit the trading market and liquidity for our securities.

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

10.15†

Marblegate Capital Corporation 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Marblegate Capital Corporation’s Current Report on Form 8-K/A (File No. 000-56734), filed with the SEC on June 12, 2026).

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

+ Indicates a management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Marblegate Capital Corporation

Date: August 13, 2026	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Director (principal executive officer)

Date: August 13, 2026	By:	/s/ Michael Hutchby
	Name:	Michael Hutchby
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)