Form 10-Q
period 2026-09-30
Marblegate Capital Corp
filed 2026-11-12
CIK 1965052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 73,914,402 shares of Common Stock, par value $0.0001 per share (“Common Stock”) of the registrant issued and outstanding.

*The registrant’s shares of Common Stock trade over-the-counter on OTCQX® Best Market tier, and its warrants trade over-the-counter on the OTCQB® Venture Market tier, each operated by the OTC Markets Group Inc., under the trading symbols “MGTE” and “MGTEW”, respectively.

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
•
risks related to the limited trading history and liquidity of our securities on the OTCQX® Best Market (the “OTCQX”) and the OTCQB® Venture Market (the “OTCQB”), each operated by the OTC Markets Group Inc.;
•
risks related to the inability to be successful in listing our common stock on a national securities exchange, and our common stock may continue to trade on the OTC Markets;
•
risks related to our ability to remain in compliance with the standards for continued qualifications of the OTCQX and the OTCQB, including applicable minimum bid price requirements;
•
risks related to our corporate and tax structure, including the deferred tax liability recognized in connection with the Business Combination (as defined below) and potential volatility in our effective tax rate; and
•
other factors detailed in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 26, 2026, the quarterly reports on Form 10-Q filed on May 14, 2026 and August 13, 2026, and this Quarterly Report on Form 10-Q, including those described in the sections entitled “Risk Factors.”

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Marblegate Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$11,550	$25,314
Restricted cash	1,469	526
Prepaid expenses and other current assets	11,574	11,372
Total current assets	24,593	37,212
Loans held for investment, at fair value	245,115	281,671
Rental vehicles, net	37,411	28,207
Property and equipment, net	4,047	572
Operating lease right-of-use assets	5,194	5,084
Intangible assets	380,899	359,022
Other non-current assets	2,836	1,264
Total assets	$700,095	$713,032

Liabilities and stockholders' equity:
Current liabilities:
Accrued expenses and other current liabilities	$8,764	$5,968
Service fee payable	-	1,912
Management fee payable - related party	2,192	5,929
Operating lease liabilities, current portion	796	410
Current portion of long-term borrowings	5,608	4,806
Total current liabilities	17,360	19,025
Deferred tax liability, net	49,628	54,140
Long-term borrowings, net of current portion	42,564	37,172
Operating lease liabilities, net of current portion	4,489	4,733
Other liabilities	1,977	1,692
Total liabilities	116,018	116,762

Commitments and contingencies (See Note 12)

Stockholders' equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 73,914,402 shares issued and outstanding as of September 30, 2026 and December 31, 2025	7	7
Additional paid-in capital	287,786	287,786
Retained earnings	195,521	204,106
Total Marblegate Capital Corporation stockholders' equity	483,314	491,899
Noncontrolling interests	100,763	104,371
Total stockholders' equity	584,077	596,270
Total liabilities and stockholders' equity	$700,095	$713,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Fleet revenue	$10,561	$6,940	$29,733	$20,168
Interest income	3,294	3,545	10,871	9,859
Other revenue	2,588	1,478	6,642	4,282
Total revenue	16,443	11,963	47,246	34,309

Operating expenses:
Cost of fleet revenue, net (exclusive of depreciation)	9,124	5,150	25,647	9,935
Depreciation of rental vehicles	2,317	758	6,058	2,040
Service fee expense	1,292	1,375	3,928	3,625
Management fee expense - related party	2,192	2,023	6,634	3,706
Depreciation of property and equipment	48	20	159	48
General and administrative	2,845	2,371	8,560	5,635
Professional fees	2,822	1,507	8,234	7,895
Total operating expenses	20,640	13,204	59,220	32,884
(Loss) income from operations	(4,197)	(1,241)	(11,974)	1,425

Other income/(expense):
(Losses) gains on loans held for investment, net	(1,096)	1,312	(2,346)	(3,355)
WAV grant income	379	296	1,047	450
Interest expense	(968)	-	(2,712)	-
Change in fair value of interest rate swap	1,443	-	1,810	-
Other income/(expense), net	(73)	26	(88)	133
Total other income/(expense)	(315)	1,634	(2,289)	(2,772)

(Loss) income before income taxes	(4,512)	393	(14,263)	(1,347)
Income tax benefit/(expense)	1,030	(1,686)	4,512	(50,969)
Net loss	(3,482)	(1,293)	(9,751)	(52,316)
Net (loss) income attributable to noncontrolling interest	(334)	440	(1,166)	1,095
Net loss attributable to common stockholders	$(3,148)	$(1,733)	$(8,585)	$(53,411)

Net loss per share:
Basic	$(0.04)	$(0.02)	$(0.12)	$(0.76)
Diluted	$(0.04)	$(0.02)	$(0.12)	$(0.76)
Weighted-average shares outstanding:
Basic	73,914,402	73,914,402	73,914,402	70,020,212
Diluted	73,914,402	73,914,402	73,914,402	70,020,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2025 (Retroactive application of recapitalization)	62,954,464	$6	$409,369	$249,053	$-	$658,428
Net loss	-	-	-	(3,686)	-	(3,686)
Balance, March 31, 2025	62,954,464	6	409,369	245,367	-	654,742
Effect of merger and recapitalization	10,959,938	1	(121,583)	-	106,624	(14,958)
Net income (loss)	-	-	-	(47,992)	655	(47,337)
Balance, June 30, 2025	73,914,402	7	287,786	197,375	107,279	592,447
Distributions to noncontrolling interests	-	-	-	-	(26)	(26)
Net income (loss)	-	-	-	(1,733)	440	(1,293)
Balance, September 30, 2025	73,914,402	$7	$287,786	$195,642	$107,693	$591,128

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2026	73,914,402	$7	$287,786	$204,106	$104,371	$596,270
Net loss	-	-	-	(1,160)	(320)	(1,480)
Distributions to noncontrolling interests	-	-	-	-	(1,112)	(1,112)
Balance, March 31, 2026	73,914,402	7	287,786	202,946	102,939	593,678
Net loss	-	-	-	(4,277)	(512)	(4,789)
Distributions to noncontrolling interests	-	-	-	-	(745)	(745)
Balance, June 30, 2026	73,914,402	7	287,786	198,669	101,682	588,144
Net loss	-	-	-	(3,148)	(334)	(3,482)
Distributions to noncontrolling interests	-	-	-	-	(585)	(585)
Balance, September 30, 2026	73,914,402	$7	$287,786	$195,521	$100,763	$584,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Marblegate Capital Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,751)	$(52,316)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,217	2,088
Losses on loans held for investment, net	2,346	3,355
Noncash medallion incentive	788	788
Loss from disposal of rental vehicles	131	-
Change in fair value of interest rate swap	(1,810)	-
Noncash operating lease expense	32	38
Amortization of borrowing costs	336	-
Change in fair value of warrant liabilities	(43)	(133)
Deferred income taxes	(4,512)	50,969
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,742)	(4,384)
Accrued expenses and other liabilities	2,336	2,511
Service fee payable	(1,912)	1,237
Management fee payable	(3,737)	3,706
Deposit liability	-	(7,086)
Net cash (used in) provided by operating activities	(11,321)	773
Cash flows from investing activities:
Cash acquired in the Business Combination	-	91
Cash acquired in Signal Taxi Acquisition	-	34
Purchases of rental vehicles	(21,873)	(27,449)
Asset-based WAV grant receipts	8,020	5,000
Purchases of property and equipment	(134)	(200)
Medallion disposal down payments and settlements received	-	430
Repayments on loans held for investment	8,833	8,396
Net cash used in investing activities	(5,154)	(13,698)
Cash flows from financing activities:
Payment of MAC promissory notes at closing of the Business Combination	-	(3,675)
Payment of MAC transaction costs at closing of the Business Combination	-	(7,976)
Distributions to noncontrolling interests	(2,442)	(26)
Proceeds from credit facility	10,000	-
Principal repayments on term loan	(3,904)	-
Net cash provided by (used in) financing activities	3,654	(11,677)
Net decrease in cash and cash equivalents and restricted cash	(12,821)	(24,602)
Cash and cash equivalents and restricted cash, at beginning of period	25,840	35,173
Cash and cash equivalents and restricted cash, at end of period	$13,019	$10,571

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,363	$-
Income taxes	$-	$-
Noncash investing and financing activities:
Intangible asset taxi medallions acquired in loan foreclosures	$22,052	$11,585
Property and equipment acquired in loan foreclosures	3,500	-
Originations of Non-MRP+ loans from medallion disposals	175	495
Recognition of noncontrolling interests in the Business Combination	-	106,624
WAV grant receivables applied to rental vehicle basis	280	3,920
Right-of-use assets obtained in exchange for lease liabilities	694	-

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

The Company was originally formed by Marblegate Acquisition Corporation (“MAC”), a Delaware corporation and special purpose acquisition company, on February 2, 2023 and survived the Business Combination, as defined below. Following the closing of the Business Combination, shares of MCC common stock (“Common Stock”) and MCC warrants began trading on OTCQX® Best Market operated by the OTC Markets Group Inc. (the “OTCQX”) under the symbols “MGTE” and “MGTEW”, respectively, on April 10, 2025. Effective October 6, 2026, the Company’s warrants were removed from the OTCQX and on October 7, 2026, began trading on the OTCQB® Venture Market operated by the OTC Markets Group Inc. (the “OTCQB”).

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts presented on the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$11,550	$25,314
Restricted cash	1,469	526
Total cash and cash equivalents and restricted cash	$13,019	$25,840

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

Indefinite-lived intangible assets are not amortized but instead tested for impairment. The Company evaluates indefinite-lived intangible assets for impairment annually on October 1st and more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company evaluates taxi medallions owned as a single unit of accounting by jurisdiction for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In the Company’s evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. No impairment losses were recognized for the three and nine months ended September 30, 2026 and 2025.

Gains and losses on the disposal of taxi medallions are recorded within other income/(expense) on the condensed consolidated statements of operations and are measured as the difference between the sale proceeds and the carrying value of a taxi medallion on an average cost basis.

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

Rental vehicles, along with other property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant changes, or planned changes in the Company’s use of the long-lived assets and significant negative industry or economic trends. If the Company determines that the carrying amount of such assets may not be recoverable, recoverability is measured based on the undiscounted cash flows expected to be generated by the related asset or asset group. If impairment is indicated, the long-lived asset group is written down by the amount by which the carrying value of the asset group exceeds the related fair value of the asset group with the related impairment charge recognized. For the three and nine months ended September 30, 2026 and 2025 there were no indicators of impairment of the value of rental vehicles or other property and equipment and no impairment losses were recognized.

Property and Equipment, net

Property and equipment, net are stated at cost, less accumulated depreciation; land is not depreciated. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings as income or loss from operations. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost over the estimated useful lives, as follows:

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

Certain loans are subject to the New York City (“NYC”) Medallion Relief Program established in March 2021 or the Medallion Relief Program+ established in March 2022 (together, the “MRP+”). The MRP+ was established to assist economically distressed individual taxi medallion owners and to support the recovery of the NYC taxi industry. The MRP+ was established among the City of New York, the New York Taxi Workers Alliance (“TWA”), and the Manager. The MRP+ program includes a NYC-funded deficiency credit support mechanism (the “Reserve Fund”) that (i) provides principal reduction and lower monthly payments to participating borrowers, (ii) may make scheduled loan payments to participating lenders for a period following a borrower payment default, and (iii) may satisfy any deficiency realized upon foreclosure of medallion collateral.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more were restructured to an initial principal balance of $200,000 and further reduced to $170,000 per medallion after a $30,000 principal reduction payment from the Reserve Fund. Medallion loans with a principal balance of $200,000 or less were reduced by (i) $30,000 per medallion and (ii) an additional 5% of the post-paydown principal balance. In no event does the principal balance of any MRP+ medallion loan exceed $170,000 per medallion after restructuring. MRP+ loans generally have a 25 year term from the restructuring date, bear interest at 7.3% per annum, and require fixed monthly payments. The Company also holds loans that are not subject to the MRP+ (“Non-MRP+”), which have varying terms and interest rates.

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

The Company recognizes gains and losses upon sale, or foreclosure, of loans held for investment, at fair value. Gains and losses on loans held for investment, at fair value are recorded within (losses) gains on loans held for investment, net on the condensed consolidated statements of operations and reported as the difference between the sale proceeds and the carrying value of a loan. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. Prior period changes in fair value have been reflected in the carrying value of such loans up until foreclosure. Changes in fair value of loans are reported within (losses) gains on loans held for investment, net on the condensed consolidated statements of operations.

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

Fleet Revenue

The Company generates revenue from the leases of its vehicle fleet and medallions to the licensed TLC drivers, in which the Company acts as the lessor. The Company collects all rider credit card fares, including tips and surcharges, charged by the point-of-sale system in each taxi on behalf of the drivers and remits these amounts to the drivers as these amounts are not revenues to the Company. The leases generally are short-term and operate on a weekly basis with drivers renewing each week and payments being settled between the point-of-sale system, the Company, and the drivers on a weekly basis. The leases may either (i) specify the weekly rate between medallion cost, vehicle cost, and other fees, or (ii) include all costs in one weekly lease rate agreed upon with a driver, and these fees can vary by lease based on prevailing market rates at the time of agreement. In either scenario, the Company views these contracts as having one performance obligation to provide a fully operational taxicab to a driver over the lease term. The vehicles in the lease agreements are a lease component subject to ASC 842, which the Company has determined to be operating leases based on their short-term nature, and the medallions are subject to ASC 606 as medallions are intangible assets not subject to ASC 842 and, therefore, a non-lease component. These contracts qualify for a practical expedient available to lessors to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. The Company elected to apply this practical expedient and, therefore, has one performance obligation and recognizes all income from these contracts, net of sales tax, in accordance with ASC 606 as the medallions are the predominant component of the contract. The Company's performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided over the weekly lease terms.

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage exposure to variability in cash flows arising from changes in interest rates on its variable‑rate debt obligations. The interest rate swaps are not designated as hedging instruments for accounting purposes. Accordingly, the swaps are recognized on the condensed consolidated balance sheets at fair value within other non-current assets or other liabilities with changes in fair value recognized in earnings in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Net settlements under the interest rate swap agreements are recognized within interest expense when such amounts are incurred.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The Company presents direct costs of its fleet operations within cost of fleet revenue, net on the condensed consolidated statements of operations which formerly were presented within general and administrative expenses and fleet servicing fees, net. In addition, the Company presents depreciation of rental vehicles separate from depreciation of property and equipment on the condensed consolidated statements of operations. Further, the Company presents gains (losses) from medallion disposals and changes in fair value of warrant liabilities within other income/(expense), net on the condensed consolidated statements of operations. In addition, the Company presents lease revenue and lease revenue from deposit liability, which were formerly presented as separate line items, together within fleet revenue on the condensed consolidated statements of operations. These reclassifications had no impact on previously reported condensed consolidated balance sheets, net income or loss, cash flows, or stockholders’ equity.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03, as clarified by ASU 2025-01, on its condensed consolidated financial statements and related disclosures.

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

3. Business Combination and Recapitalization

On April 7, 2025 (the “Closing Date”), the Company consummated the Business Combination and related transactions, pursuant to which (i) the Company survived the merger, (ii) MAC became a wholly owned subsidiary of the Company, and (iii) the Company acquired an approximately 83.7% interest in the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies and representing noncontrolling interests. Upon the closing of the Business Combination, the Company’s amended and restated certificate of incorporation provided for, among other things, a total number of authorized shares of capital stock of 260,000,000 shares, of which 250,000,000 shares were classified as Common Stock and 10,000,000 shares were classified as preferred stock, $0.0001 par value (the “Preferred Stock”).

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to the Closing Date, to reflect the number of shares of Common Stock issued to the DePalma Companies’ equityholders in connection with the Business Combination. As such, the equity interests and corresponding members’ capital amounts and earnings per share related to the DePalma Companies’ historical outstanding equity have been retroactively restated as shares of Common Stock issued to the DePalma Companies’ equityholders in connection with the Business Combination. The noncontrolling interest recognized at the Closing Date reflects the proportionate interest in the precombination carrying amounts of the DePalma Companies’ net assets.

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

4. Fair Value Measurements

The Company applies the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

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
September 30, 2026
Assets:
Loans held for investment, at fair value
Private loans:
MRP+ Loans	$-	$-	$178,222	$178,222
Non-MRP+ Loans	-	-	66,893	66,893
Total loans held for investment, at fair value	-	-	245,115	245,115
Derivative asset	-	1,810	-	1,810
Total assets	$-	$1,810	$245,115	$246,925

Liabilities:
Medallion incentive liability	$-	$-	$1,969	$1,969
Warrant liabilities	-	8	-	8
Total liabilities	$-	$8	$1,969	$1,977

	Level 1	Level 2	Level 3	Amount at Fair Value
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

The following table provides a reconciliation of the beginning and ending balances for loans held for investment, at fair value that use Level 3 inputs (in thousands):

	MRP+ Loans	Non-MRP+ Loans
Balance as of January 1, 2025	$201,106	$79,892
Gains on loans held for investment, net	7,859	756
Origination of Non-MRP+ loans from medallion disposals	-	495
Origination of Non-MRP+ loans from MRP+ settlements	(4,550)	4,550
Purchase of loans in TML Asset Acquisition	5,065	8,929
Collateral foreclosures	(11,900)	(385)
Loan repayments	(5,131)	(5,015)
Balance as of December 31, 2025	$192,449	$89,222
(Losses) gains on loans held for investment, net	(3,067)	721
Origination of Non-MRP+ loans from medallion disposals	-	175
Origination of Non-MRP+ loans from MRP+ settlements	(4,123)	4,123
Collateral foreclosures	(3,150)	(22,402)
Loan repayments	(3,887)	(4,946)
Balance as of September 30, 2026	$178,222	$66,893

Net change in estimated fair value of Level 3 loans still held as of September 30, 2026 included in losses on loans held for investment, net on the condensed consolidated statements of operations, was a net decrease of $2.1 million and $4.0 million for the three and nine months ended September 30, 2026, respectively. Net change in fair value from Level 3 loans still held as of September 30, 2025 was a net increase of $0.6 million and net decrease of $5.0 million for the three and nine months ended September 30, 2025.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s assets and liabilities that are categorized within Level 3 of the fair value hierarchy (in thousands):

September 30, 2026
Loans held for investment, at fair value	Fair Value	Approach	Unobservable Inputs	Low Range	High Range	Weighted Average[5]
MRP+ Loans	$178,222	Income Approach[1]	Discount Rate[2]	8.50%	8.50%	8.50%
Non-MRP+ Loans - NYC	58,119	Market Approach[3]	Discounted Medallion Price[4]	$166,250	$166,250	$166,250
Non-MRP+ Loans - Other	8,774	Market Approach	Market Medallion Price	$6,000	$110,000	$18,869
	$245,115

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
(3)
The most significant inputs include recent Company medallion sale prices (ranging from $166,206 to $210,000), the amount backstopped under the MRP+ ($170,000), and certain market prices reported by the TLC (ranging from $50,500 to $180,000). In addition, loans are valued at the lesser of unpaid principal balance and the medallion or other collateral value (such as commercial and residential real estate which generally does not exceed 5% of the total loans held for investment, at fair value), less a discount applied to the collateral value. In instances where loans are overcollateralized with an unpaid principal balance less than or equal to $165,000 as of September 30, 2026, these loans are determined to have a fair value equal to par. Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement.
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

5. Loans Held for Investment, at Fair Value

As mentioned in Note 2, the Company’s loan portfolio consists of loans that are collateralized by taxi medallions. The following table shows the composition of the difference between the aggregate principal balance outstanding and the aggregate fair value of the taxi medallion loans held for investment (in thousands):

	September 30, 2026	December 31, 2025
Total principal balance outstanding	$870,860	$928,299
Fair value adjustment to reduce loans to fair value	(625,745)	(646,628)
Total loans held for investment, at fair value	$245,115	$281,671

The following table shows major classifications of loans held for investment, at fair value on current and non-accrual status (in thousands):

	September 30, 2026	December 31, 2025
Loans held for investment, at fair value
MRP+ Loans (NYC)
Current	$117,978	$130,760
Non-accrual	60,244	61,689
Non-MRP+ Loans (NYC):
Current	50,874	46,791
Non-accrual	7,245	31,788
Non-MRP+ Loans (Other):
Current	181	364
Non-accrual	8,593	10,279
Total loans held for investment, at fair value	$245,115	$281,671

The aggregate fair value and outstanding principal balances of taxi medallion loans that were on non-accrual status were as follows (in thousands):

	September 30, 2026	December 31, 2025
Total principal balance outstanding	$635,295	$685,983
Fair value adjustment to reduce loans to fair value	(559,213)	(582,227)
Total non-accrual loans, at fair value	$76,082	$103,756

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

The transaction was determined to be an asset acquisition pursuant to ASC 805, and, therefore, the purchase price, including allocated transaction costs of $0.1 million, was allocated to the assets acquired based on their relative fair values as a percentage of the total fair value of the assets acquired, with no goodwill recognized. See Note 4 for additional information related to the valuation methodologies of medallion loans and taxi medallions acquired.

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

Prior to the Signal Taxi Acquisition Date, DePalma II (as lessor) and Signal Taxi (as lessee) had preexisting arrangements related to taxi medallions and vehicles. In connection with the Signal Taxi Acquisition, these preexisting arrangements were effectively settled as Signal Taxi became a wholly owned subsidiary of DePalma II. Accordingly, and pursuant to ASC 805, the Company accounted for the settlement of the preexisting arrangements separately from the business combination and not as part of the consideration transferred. As a result of the settlement, the Company derecognized $8.0 million of deposit liabilities as of the Signal Taxi Acquisition Date and recognized a corresponding amount in fleet revenue on the condensed consolidated statements of operations for the nine months ended September 30, 2025. The settlement amount reflects the carrying amount of the deposit liabilities at the Signal Taxi Acquisition Date, and no additional consideration was transferred or received in connection with the settlement.

7. Rental Vehicles, net

Rental vehicles, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Taxi vehicles	$51,518	$36,707
Less: accumulated depreciation, rental vehicles	(14,107)	(8,500)
Rental vehicles, net	$37,411	$28,207

Depreciation expense for rental vehicles was $2.3 million and $6.1 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, which is included within depreciation of rental vehicles on the condensed consolidated statements of operations.

8. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$3,500	$-
Furniture and fixtures	36	36
Leasehold improvements	730	596
Less: accumulated depreciation	(219)	(60)
Property and equipment, net	$4,047	$572

Depreciation expense for property and equipment was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2025, which is included within depreciation of property and equipment on the condensed consolidated statements of operations. During the nine months ended September 30, 2026, the Company acquired land through foreclosure of a garage which it intends to use in its fleet operations.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
WAV grant receivable	$3,288	$4,626
Interest receivable	1,121	1,143
Other receivables	3,478	2,737
Prepaid expenses	3,687	2,866
	$11,574	$11,372

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

The Company accounts for the WAV program government grants as (i) grants related to an asset (i.e. asset-based) and as part of the cost basis in determining the carrying value of the asset for the initial placed-in-service rebate credit, and (ii) as a grant related to income reported within WAV grant income on the condensed consolidated statements of operations for the quarterly rebate credit. The Company recognized WAV grant income of $0.4 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional fees	$1,266	$1,794
Franchise and sales tax	942	1,691
Fleet operations	3,370	1,309
Other accrued expenses	3,186	1,174
	$8,764	$5,968

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

In exchange for the Consultant’s services, the Company will pay the Consultant a base fee of $100,000 per month as well as reimburse the Consultant for certain of its operating and other reimbursable expenses. At the end of each month, the Consultant and the Company will reconcile amounts due to each party, which is determined by the total revenues generated by the taxi fleet operations, less the base fee and the reimbursable operating expenses. The Company determined it is acting as the agent from inception of the Consulting Agreement through September 30, 2026 pursuant to ASC 606, as during this period the Consultant continues to be the party obligated to fulfill the performance obligation of leasing an operational taxicab to the end-user driver. As such, the Company will report all revenues generated by the taxi fleet operations and expenses incurred as a result of the Consulting Agreement on a net basis through September 30, 2026 within cost of fleet revenue, net on the condensed consolidated statements of operations as further detailed below.

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

The following table sets forth the components of the Consulting Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consultant fleet revenues	$1,012	$902	$2,519	$3,353
Less: Base consulting fees	(300)	(300)	(900)	(900)
Less: Noncash medallion incentive	(263)	(263)	(788)	(788)
Less: Fleet operating and reimbursable expenses	(1,708)	(2,219)	(6,723)	(5,827)
	$(1,259)	$(1,880)	$(5,892)	$(4,162)

The Company may make advances for the base consulting fees and other fleet operating expenses prior to period end reconciliations with the Consultant. As of September 30, 2026 and December 31, 2025, less than $0.1 million was due to the Consultant, which is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The table below presents certain information related to the Company’s lease costs which are included within cost of fleet revenue, net on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$297	$221	$889	$574
Total lease costs	$297	$221	$889	$574

The ROU assets and lease liabilities for the operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$5,194	$5,084
Total lease assets	$5,194	$5,084

Liabilities
Current liabilities:
Operating lease liabilities, current portion	$796	$410

Non-current liabilities:
Operating lease liabilities, net of current portion	4,489	4,733
Total lease liabilities	$5,285	$5,143

The weighted average remaining lease term for the operating leases was 7.4 years and the weighted-average discount rate was 7.3% as of September 30, 2026.

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash flows from operating leases	$856	$536

Future minimum lease payments under operating leases as of September 30, 2026 are as follows (in thousands):

Remainder of 2026	$287
2027	1,157
2028	798
2029	811
2030	826
Thereafter	2,989
Total minimum lease payments	6,868
Less effects of discounting	(1,583)
Total lease liabilities	$5,285

The Company’s future contractual lease commitments as of September 30, 2026 extend through November 2029. The total minimum lease payments presented above may include lease payments associated with renewal options that the Company has not exercised as of September 30, 2026.

Other Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company had no unfunded loan commitments. In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss under these contracts to be remote.

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

13. Intangible Assets

Intangible assets, inclusive of indefinite-lived intangible assets not subject to amortization, consisted of the following (in thousands):

	September 30, 2026
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,267	$378,793
Other		2,106
Total		$380,899

	December 31, 2025
Indefinite-lived intangible assets	Number of Taxi Medallions	Carrying Value
Taxi Medallions by jurisdiction:
New York City[1]	2,147	$357,794
Other		1,228
Total		$359,022
(1)
During the nine months ended September 30, 2026, the Company acquired 121 medallions through loan foreclosures and disposed of 1 medallion. During the year ended December 31, 2025, the Company acquired 68 medallions and 20 medallions through loan foreclosures and the TML Asset Acquisition (see Note 6), respectively, and disposed of 2 medallions.

14. Long-Term Borrowings

The Company’s long-term borrowing arrangements consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loan	$13,316	$17,220
Less: unamortized debt issuance costs	(144)	(242)
Less: current portion of term loan	(5,608)	(4,806)
Term loan, net of current portion	7,564	12,172
Credit Facility	35,000	25,000
Total long-term borrowings, net of current portion	$42,564	$37,172

Term Loan

On December 31, 2025, the Company entered into a Loan and Security Agreement with Auxilior Capital Partners, Inc. which provides for loans in the aggregate amount of $17.2 million to finance the acquisition of taxicab vehicles (the “Term Loan”). The Term Loan accrues interest at a rate of 8.5% per annum and requires fixed monthly payments of principal and interest commencing February 1, 2026 for thirty-six consecutive months, maturing on January 1, 2029. The Term Loan is collateralized by certain of the Company’s taxi vehicles excluding any related taxi medallions. The collateral is subject to certain restrictions including, but not limited to, that it must be used solely within the U.S. in the ordinary course of the Company’s business. During the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $1.0 million, respectively, of contractual interest expense on the Term Loan, which is included within interest expense on the condensed consolidated statements of operations.

In connection with the Term Loan, the Company incurred debt issuance costs of $0.2 million which are amortized to interest expense over the remaining term of the Term Loan using the effective interest method at a rate of 9.5%. During the three and nine months ended September 30, 2026, the Company recognized less than $0.1 million and $0.1 million, respectively, in amortization of issuance costs, which is included within interest expense on the condensed consolidated statements of operations.

The Company is subject to certain financial condition and testing covenants (such as equity requirements and limits), as well as customary events of default that could require acceleration of outstanding obligations. The Company was in compliance with such covenants as of September 30, 2026.

The scheduled minimum payments on the Term Loan were as follows as of September 30, 2026 (in thousands):

Remainder of 2026	$902
2027	5,686
2028	6,189
2029	539
Total	$13,316

Credit Facility

On December 30, 2025, the Company entered into a series of agreements by and among certain of the Company’s subsidiaries and DZ Bank AG Deutsche Zentral-Genossenschaftsbank and affiliated lenders (“DZ Bank” or the “Lender”), most notably executing the terms of a Receivables Loan and Security Agreement (the “Credit Facility”). The arrangement provides a secured revolving loan facility to the Company up to $120.0 million, subject to the borrowing limitations described below, which is available for advances during a revolving period ending December 30, 2027. The revolving period may be terminated prior to December 30, 2027 upon the occurrence of certain events outlined in the Credit Facility. The Credit Facility matures December 30, 2030, subject to earlier termination in accordance with the agreements. On December 30, 2025, the Company drew an initial advance on the Credit Facility of $25.0 million. On April 15, 2026, the Company drew an additional $10.0 million under the Credit Facility. As of September 30, 2026, total outstanding advances under the Credit Facility were $35.0 million.

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

During the term of the Credit Facility, the principal balance of advances outstanding may not exceed 80% of the principal outstanding on the MRP+ loans collateralized in the SPV. As of September 30, 2026, the outstanding principal balance of advances under the Credit Facility was $35.0 million. The borrowing base, calculated as 80% of the aggregate principal balance of eligible MRP+ loans assigned to the SPV, was $54.8 million, resulting in $19.8 million of additional borrowing capacity as of September 30, 2026. Advances under the Credit Facility are secured by a first-priority perfected lien on substantially all of the SPV’s assets, including eligible MRP+ loans, taxi medallion collateral, related program rights, collection and lockbox accounts and proceeds, and related agreements and records. The Company is prohibited from selling, transferring, or otherwise disposing of any interest in the collateral while amounts on the Credit Facility are outstanding in excess of the collateral requirements. During the term of the Credit Facility, all cash receipts from borrowers on collateralized MRP+ loans are deposited into a lockbox account that is subject to control by the Lender. Funds in the lockbox account are subject to monthly periodic disbursements based on a priority of payments schedule first including any fees or accrued interest due to the Lender and other facility stakeholders, with the remainder being remitted to the Company. Subsequent to the revolving period on December 30, 2027, any funds remaining in the lockbox account after payment of Lender fees and interest are to be applied to the principal balance outstanding. Other than as a consequence to any events of default, no other prepayments of principal are required until maturity on December 30, 2030. The balance in the lockbox account was $0.8 million and less than $0.1 million as of September 30, 2026 and December 31, 2025, respectively, and is included within restricted cash on the condensed consolidated balance sheets.

The Credit Facility accrues certain interest and fees daily including interest on outstanding balances, a non-use fee on unused committed capacity, a lenders’ margin fee, and make-whole fees. These fees each accrue at different rates but are generally fixed during the term of the Credit Facility. Further, the Credit Facility requires the execution of an interest rate hedge for a minimum of 80% of the principal amounts outstanding under the Credit Facility. Pursuant to the swap agreements, the Company will pay the swap counterparty a fixed rate of approximately 3.6% in exchange for floating payments based on the SOFR Compound. The interest rate swap contract is not designated for hedge accounting, therefore the change in fair value of the interest rate swap contract is recognized in earnings within change in fair value of interest rate swap on the condensed consolidated statements of operations. As of September 30, 2026, the Company determined that the fair value of the interest rate swap contract was $1.8 million in an asset position, which is included within other non-current assets on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, the Company recognized $0.6 million and $1.4 million, respectively, in aggregate of interest expense on the condensed consolidated statements of operations related to interest and fees. The weighted average interest rate, including all accruing fees under the Credit Facility, was 5.8% during the nine months ended September 30, 2026.

The Company incurred $1.6 million in issuance costs in connection with the closing of the Credit Facility, of which unamortized amounts of $0.3 million and $1.0 million are included in prepaid expenses and other current assets and other non-current assets, respectively, on the condensed consolidated balance sheets as of September 30, 2026. Issuance costs related to the Credit Facility are amortized to interest expense ratably through the maturity date. During the three and nine months ended September 30, 2026 the Company recognized $0.1 million and $0.2 million, respectively, in interest expense on the condensed consolidated statements of operations related to amortization of issuance costs. Of the total issuance costs incurred, $0.5 million is due to the Lender and payable upon the earlier of (i) a date anticipated to occur in January 2027, or (ii) the termination of the facility, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Company is subject to certain financial condition and testing covenants, as well as customary events of default that could require acceleration of outstanding obligations. The Company was in compliance with such covenants as of September 30, 2026.

15. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,482)	$(1,293)	$(9,751)	$(52,316)
Less: net (loss) income attributable to noncontrolling interests	(334)	440	(1,166)	1,095
Net loss attributable to common stockholders	$(3,148)	$(1,733)	$(8,585)	$(53,411)

Denominator:
Weighted average common shares outstanding - basic and diluted	73,914,402	73,914,402	73,914,402	70,020,212

Net loss per share:
Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.12)	$(0.76)

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

The following tables provide information about our segments and a reconciliation to net income (loss) (in thousands):

	Nine Months Ended September 30, 2026
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$29,733	$29,733	$-	$29,733
Interest income	10,780	-	10,780	91	10,871
Other revenue	6,358	284	6,642	-	6,642
Total revenue	17,138	30,017	47,155	91	47,246
Cost of fleet revenue, net (exclusive of depreciation)	-	25,647	25,647	-	25,647
Depreciation of rental vehicles	-	6,058	6,058	-	6,058
Service fee expense	3,928	-	3,928	-	3,928
Management fee expense - related party	-	-	-	6,634	6,634
Depreciation of property and equipment	-	159	159	-	159
General and administrative	-	5,063	5,063	3,497	8,560
Professional fees	1,996	1,246	3,242	4,992	8,234
Total operating expenses	5,924	38,173	44,097	15,123	59,220
Other income/(expense)	(2,346)	916	(1,430)	(859)	(2,289)
Income tax benefit/(expense)	(2,979)	2,323	(656)	5,168	4,512
Net income (loss)	$5,889	$(4,917)	$972	$(10,723)	$(9,751)

	Nine Months Ended September 30, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$20,168	$20,168	$-	$20,168
Interest income	9,581	-	9,581	278	9,859
Other revenue	4,025	257	4,282	-	4,282
Total revenue	13,606	20,425	34,031	278	34,309
Cost of fleet revenue, net (exclusive of depreciation)	-	9,935	9,935	-	9,935
Depreciation of rental vehicles	-	2,040	2,040	-	2,040
Service fee expense	3,625	-	3,625	-	3,625
Management fee expense - related party	-	-	-	3,706	3,706
Depreciation of property and equipment	-	48	48	-	48
General and administrative	-	1,886	1,886	3,749	5,635
Professional fees	879	1,119	1,998	5,897	7,895
Total operating expenses	4,504	15,028	19,532	13,352	32,884
Other income/(expense)	(3,317)	500	(2,817)	45	(2,772)
Income tax benefit/(expense)	(30,748)	(17,724)	(48,472)	(2,497)	(50,969)
Net income (loss)	$(24,963)	$(11,827)	$(36,790)	$(15,526)	$(52,316)

	Three Months Ended September 30, 2026
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$10,561	$10,561	$-	$10,561
Interest income	3,261	-	3,261	33	3,294
Other revenue	2,501	87	2,588	-	2,588
Total revenue	5,762	10,648	16,410	33	16,443
Cost of fleet revenue, net (exclusive of depreciation)	-	9,124	9,124	-	9,124
Depreciation of rental vehicles	-	2,317	2,317	-	2,317
Service fee expense	1,292	-	1,292	-	1,292
Management fee expense - related party	-	-	-	2,192	2,192
Depreciation of property and equipment	-	48	48	-	48
General and administrative	-	1,654	1,654	1,191	2,845
Professional fees	355	626	981	1,841	2,822
Total operating expenses	1,647	13,769	15,416	5,224	20,640
Other income/(expense)	(1,425)	621	(804)	489	(315)
Income tax benefit/(expense)	(792)	644	(148)	1,178	1,030
Net income (loss)	$1,898	$(1,856)	$42	$(3,524)	$(3,482)

	Three Months Ended September 30, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Statement of Operations
Fleet revenue	$-	$6,940	$6,940	$-	$6,940
Interest income	3,505	-	3,505	40	3,545
Other revenue	1,352	126	1,478	-	1,478
Total revenue	4,857	7,066	11,923	40	11,963
Cost of fleet revenue, net (exclusive of depreciation)	-	5,150	5,150	-	5,150
Depreciation of rental vehicles	-	758	758	-	758
Service fee expense	1,375	-	1,375	-	1,375
Management fee expense - related party	-	-	-	2,023	2,023
Depreciation of property and equipment	-	20	20	-	20
General and administrative	-	1,419	1,419	952	2,371
Professional fees	415	81	496	1,011	1,507
Total operating expenses	1,790	7,428	9,218	3,986	13,204
Other income/(expense)	1,350	280	1,630	4	1,634
Income tax benefit/(expense)	2,084	1,622	3,706	(5,392)	(1,686)
Net income (loss)	$6,501	$1,540	$8,041	$(9,334)	$(1,293)

The following tables reconcile segment assets to consolidated assets on the condensed consolidated balance sheets (in thousands):

	September 30, 2026
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Balance sheet
Loans held for investment, at fair value	$245,115	$-	$245,115	$-	$245,115
Intangible assets	-	380,899	380,899	-	380,899
Other assets	1,121	58,080	59,201	14,880	74,081
Total assets	246,236	438,979	685,215	14,880	700,095
Total liabilities	$35,404	$32,633	$68,037	$47,981	$116,018

	December 31, 2025
	Specialty Finance	Fleet Operations	Total Reportable Segments	Other	Total
Balance sheet
Loans held for investment, at fair value	$281,671	$-	$281,671	$-	$281,671
Intangible assets	-	359,022	359,022	-	359,022
Other assets	1,143	48,663	49,806	22,533	72,339
Total assets	282,814	407,685	690,499	22,533	713,032
Total liabilities	$34,301	$32,943	$67,244	$49,518	$116,762

17. Income Taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in those interim periods.

The provision for income taxes consists of federal, state, and local taxes in the United States, New York state, and New York City.

For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $1.0 million and $4.5 million, respectively, resulting in an effective tax rate of 22.8% and 31.6%, respectively. The Company’s taxable income is generated in the United States and taxed at a federal and state statutory rate of 33.7%. Relative to the federal and state statutory rate, the effective tax rate for the nine months ended September 30, 2026 was primarily decreased by the loss attributable to the noncontrolling interest in the non-taxable partnership entities.

For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $1.7 million and $51.0 million, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was 429.0% and (3,783.9%), respectively. Relative to the federal and state statutory rate, the effective tax rate for the nine months ended September 30, 2025, was primarily impacted by the consummation of the Business Combination on April 7, 2025, which resulted in one-time adjustments of $50.6 million in tax expense during the nine months ended September 30, 2025. The effective tax rate was negative due to substantial tax expense being recognized against a relatively small pre-tax loss year to date.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, the Company has determined that no valuation allowance is required as of September 30, 2026 and December 31, 2025.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s Condensed Consolidated Balance Sheets. To date, the Company has not recognized any interest and penalties in its Condensed Consolidated Statements of Operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2026 and December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Under OBBBA, the Company is permitted to claim 100% bonus depreciation and fully deduct domestic research expenditures under Section 174A. These provisions accelerate tax deductions but do not create permanent tax differences; therefore, the impact is timing related only and does not materially affect the Company’s consolidated financial statements.

18. Related Party Transactions

As further detailed above, the Company’s operations are managed by the Manager pursuant to the MSA. Pursuant to the MSA, the Manager provides certain management services to the Company starting upon the Closing Date until the fifth anniversary of the Closing Date. After the fifth anniversary of the Closing Date, the MSA will renew automatically for an additional five year period unless terminated in accordance with the terms of the MSA. The Manager receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. The MSA provides that the Company will reimburse the Manager for (i) various expenses incurred by the Manager or its officers and agents on the Company’s behalf, including costs of legal, tax, accounting, consulting, auditing, lobbying, regulatory, administrative and other similar services rendered for the Company by providers retained by the Manager and (ii) the compensation paid to specified officers of the Company and the cost of liability insurance to indemnify the Company’s directors and officers. The management fees are reported within management fee payable - related party on the condensed consolidated balance sheets and recognized as management fee expense - related party on the condensed consolidated statements of operations.

19. Stockholders’ Equity

Common Stock

Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders are entitled to vote.

In exchange for their equity interests in the DePalma Companies, the DePalma Companies’ equityholders received a number of shares of common stock of the Company (see Note 3). Prior to the Business Combination, the DePalma Companies made capital distributions to the DePalma Companies’ equityholders at the discretion of the Manager.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, the Company had no issued or outstanding shares of preferred stock.

Warrants

The Company assumed 15,304,982 warrants in the Business Combination which remained outstanding as of September 30, 2026, of which 15,000,000 are equity-classified and 304,982 are liability-classified warrants (together the “Warrants”). The Company accounts for warrants as either equity or liability classified instruments based on an assessment of the warrant’s specific terms pursuant to the guidance of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considered whether the warrants were freestanding financial instruments pursuant to ASC 480, that met the definition of a liability pursuant to ASC 480, and whether the warrants met all of the requirements for equity classification under ASC 815. Changes in the fair value of warrant liabilities are recorded within other income/(expense), net on the condensed consolidated statements of operations.

The Warrants have an exercise price of $11.50 per share and may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on April 7, 2030, five years from the Closing Date of the Business Combination.

2026 Plan

The Company’s stockholders approved the Marblegate Capital Corporation 2026 Equity Incentive Plan (the “2026 Plan”) on June 11, 2026. The Company’s board of directors previously approved the 2026 Plan, subject to receipt of stockholder approval. The 2026 Plan has been administered by the board of directors or the compensation committee of the board, which has authority to determine the participants, types of awards granted, vesting schedules, performance criteria and other terms and conditions of awards. Awards may be settled in shares of common stock, cash or a combination thereof.

The 2026 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, dividend equivalents and other stock- or cash-based awards. Employees, consultants and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the 2026 Plan. Awards granted to non-employee directors are subject to an annual limit of $750,000 in aggregate grant-date value (increased to $1,000,000 in the fiscal year of a director’s initial service). Subject to adjustment for certain corporate transactions, the aggregate number of shares of common stock available for issuance under the 2026 Plan is the sum of (i) 3,700,000 shares, and (ii) an automatic annual increase on the first day of each year beginning in 2027 and ending in (and including) 2030 equal to the lesser of (A) three percent (3%) of the shares outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of common stock as determined by the board or the compensation committee. Notwithstanding the foregoing, the aggregate maximum number of shares that may be issued pursuant to the exercise of incentive stock options is 3,700,000 shares.

For additional information, refer to the full text of the 2026 Plan, which is incorporated herein by reference as Exhibit 10.15 to this Quarterly Report. As of September 30, 2026, no awards have been granted or are outstanding pursuant to the 2026 Plan.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless context otherwise requires, all references in this section to “we”, “us”, “our” or “the Company” refer to Marblegate Capital Corporation, however historical references to “we”, “us”, “our” or “the Company” may refer to the historical operations of the DePalma Companies prior to the Business Combination. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

We were originally formed by Marblegate Acquisition Corporation (“MAC”), a Delaware corporation and special purpose acquisition company, on February 2, 2023, to be the surviving company in connection with a business combination with the DePalma Companies (as defined below) (the “Business Combination”). On the Closing Date (as defined below), we consummated the Business Combination contemplated by that certain agreement and plan of merger, dated as of February 14, 2023 (as amended, the “Business Combination Agreement”), by and among the Company, MAC, Marblegate Asset Management, LLC, a Delaware limited liability company (the “Manager”), MAC Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II”, and together with DePalma I, the “DePalma Companies”), pursuant to which MAC agreed to combine with the DePalma Companies in a series of transactions that resulted in us becoming a publicly traded company and the surviving company. Immediately prior to the consummation of the Business Combination, on April 7, 2025 (the “Closing Date”), as contemplated by the Business Combination Agreement, we and the DePalma Companies effected a series of reorganization transactions, resulting in the Company becoming the owner of approximately 83.7% of the DePalma Companies, with the remaining 16.3% continuing to be owned by certain limited partners of the DePalma Companies. As a result of the Business Combination, we are a holding company and substantially all of our assets and operations are conducted through our subsidiaries.

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

We believe we are the largest New York City taxi medallion lender with a medallion loan portfolio collateralized by approximately 1,651 New York City taxi medallions as of September 30, 2026. In addition to our ownership of medallion loans, we believe we are also the largest owner of New York City taxi medallions, with 2,267 owned medallions (“Owned Medallions”) as of September 30, 2026. Further, as of September 30, 2026, we have a managed taxi fleet of 1,130 vehicles and 1,047 active drivers operating Signal Taxi vehicles, as well as 115 vehicles managed under our Consulting Agreement.

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

On April 10, 2025, our common stock, par value $0.0001 per share (“Common Stock”) and warrants began trading on the OTCQX market under the symbols “MGTE” and “MGTEW”, respectively. Effective October 6, 2026, our warrants were removed from the OTCQX and, on October 7, 2026, began trading on the OTCQB as further detailed in the section entitled “Risk Factors”. We have hired and may continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Financial Overview

For the three and nine months ended September 30, 2026, we generated total revenues of $16.4 million and $47.2 million, respectively, and $12.0 million and $34.3 million for the three and nine months ended September 30, 2025, respectively. (Loss) income from operations for the three and nine months ended September 30, 2026 was $(4.2) million and $(12.0) million, respectively, and $(1.2) million and $1.4 million for the three and nine months ended September 30, 2025, respectively. Total other income/(expense), net for the three and nine months ended September 30, 2026 was $(0.3) million and $(2.3) million, respectively, and $1.6 million and $(2.8) million for the three and nine months ended September 30, 2025, respectively. Net loss for the three and nine months ended September 30, 2026 was $3.5 million and $9.8 million, respectively, and $1.3 million and $52.3 million for the three and nine months ended September 30, 2025, respectively.

Through September 30, 2026, we have received approximately $59 million of revenue from certain loans subject to the Medallion Relief Program+ established in March 2022 (“MRP+”), of which 31% related to payments made from the NYC funded deficiency credit support mechanism (the “Reserve Fund”). As of September 30, 2026, we had loans held for investment, at fair value of $245.1 million. For the nine months ended September 30, 2026 and 2025, we had gross collections of $30.2 million and $24.2 million, respectively, where 43% and 33% of such collections were related to payments made on account of restructurings or resolutions of medallion loans. Gross collections increased by approximately 25% during the nine months ended September 30, 2026, as compared to the same period in the prior year. The 25% increase in gross collections during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily driven by the increase in regular monthly collections which can be attributed to the inclusion of the TML IV portfolio.

For the nine months ended September 30, 2026, we realized a year-over-year increase of $0.9 million in regular monthly payments. Non-MRP+ (as defined below) restructuring saw a $2.8 million period-over-period increase in restructuring activity due to collection activities against large borrowers that did not participate in the MRP+ program compared to the nine months ended September 30, 2025, while MRP+ payments decreased by $0.3 million as a result of borrower payoffs and foreclosure of defaulted medallions. Regular monthly collections saw a slight increase to $17.2 million.

With respect to delinquencies, as of September 30, 2026 and 2025, the percentages of New York City loans by medallion count in default were 25% and 26%, respectively. The decrease in delinquencies at September 30, 2026 was largely due to the continued foreclosure of non-accruing loans during the nine months ended September 30, 2026, as well as newly restructured and originated medallion loans.

For the three and nine months ended September 30, 2026, we completed restructurings of loans collateralized by 16 and 52 New York City medallions, respectively. In comparison, during the three and nine months ended September 30, 2025, we completed restructurings of loans collateralized by 84 and 154 New York City medallions, respectively. The decrease in restructurings period over period was due to a reduction in the number of New York City non-performing loans requiring restructuring.

For the three and nine months ended September 30, 2026, through loan foreclosures we acquired 26 and 121 medallions, and 19 and 62 medallions for the three and nine months ended September 30, 2025, respectively. The increase in the pace of foreclosures was due to the increase in enforcement activity on defaulted non-accruing loans.

Key Factors Affecting Operating Results

Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

Our balance sheet consists substantially of taxi medallions and loans secured by taxi medallions, which historically have been associated with higher than average delinquency rates and defaults, as substantially all of these loans were acquired after they had defaulted. As of September 30, 2026, we held $300.6 million in aggregate principal of New York City taxi medallion loans, of which approximately 11% of the Company loans that are not subject to the MRP+ (“Non-MRP+”) loans by unpaid principal balance were in default, compared to 40% as of December 31, 2025. Defaulted loans may result in foreclosure or sale at auction of the medallions securing such loans, which may result in us collecting less interest income over the original stated life of the loan. For many loans in default, we may attempt to restructure the debt to bring it out of default or attempt to recover meaningful amounts in other ways, however these methods may not be successful. If we fail to realize enough value on loans in default to cover the price we paid to acquire the loans in the secondary market, then our results of operations could be adversely impacted. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. Our taxi medallions are reported at cost and evaluated for impairment. As of September 30, 2026, we held 2,267 New York City medallions, as well as medallions in certain other jurisdictions, with an aggregate carrying value of $380.9 million, compared to 2,147 New York City taxi medallions, as well as medallions in certain other jurisdictions, with an aggregate carrying value of $359.0 million as of December 31, 2025. The value of our taxi medallion and loan portfolio, and the taxi industry in general, is susceptible to risk of loss resulting from, including but not limited to, changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion. Our business is heavily concentrated in medallion collateralized lending and Owned Medallions, including leasing medallions to fleets or other drivers. As a result, we are more susceptible to fluctuations and risks particular to the New York City taxicab industry than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, travel and tourism, as well as those that affect the City of New York. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and may reduce discretionary spending in areas such as recreation and tourism, which would have a detrimental effect on the taxicab industry, which would in turn impact the value of our taxi medallions. In addition, changing consumer and driver preferences about modes of transportation and/or other alternatives for drivers (such as ride-share) could have an impact on borrowers’ ability to service debt on a medallion collateralized loan, which could impact the value of our Owned Medallions and the medallions underlying the loans and the ability of borrowers to pay off medallion loans, both of which would adversely affect our results of operations.

MRP+

As of September 30, 2026, 35% of our current medallions based on NYC taxi medallion count have participated in the MRP+. See “Item 1. Business—MRP and MRP+” from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a detailed description of the program. The Reserve Fund was funded with $49 million, and any funding in excess of the initial amount is subject to future appropriations by the New York City Council and is not legally required or committed by the City of New York. The Reserve Fund balance was approximately $25.1 million and $30.2 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Reserve Fund balance represented approximately 1.1x of the annual debt service.

Under the MRP+, eligible medallion loans with a principal balance of $200,000 or more were reduced to an initial principal balance of $200,000, and further reduced to $170,000 per medallion (after a $30,000 per medallion principal reduction payment in the form of a grant from the Reserve Fund). Existing medallion loans with a principal balance of $200,000 or less had a principal balance equal to the existing principal balance reduced by (i) $30,000 per medallion and (ii) further reduced by 5% of the post-paydown principal balance per medallion resulting from (i) above. In no event will the principal balance of any eligible medallion loan exceed $170,000 per medallion. A reduction in the outstanding principal balance to the restructured principal balance is recorded as a write-down of principal in which no cash is received, at which time a loss is recorded based on the reduction in principal balance. The fair value of loans before and after entering the MRP+ program has seen minimal immediate change in fair value due to our fair value accounting policies for MRP+ and Non-MRP+ loans and the historical valuations of underlying NYC medallion collateral for the period of time in which the MRP+ program has existed.

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

On December 30, 2025, the Company entered into a series of agreements by and among certain of the Company’s subsidiaries and DZ Bank AG Deutsche Zentral-Genossenschaftsbank and affiliated lenders (“DZ Bank” or the “Lender”), most notably executing the terms of a Receivables Loan and Security Agreement (the “Credit Facility”). The Credit Facility requires the maintenance of an interest rate hedge which effectively fixes our interest rate exposure on the Credit Facility. On December 30, 2025, in connection with the execution of the Credit Facility, the Company entered into a purchase agreement to acquire the outstanding equity interests of TML IV LLC (“TML IV”), an entity primarily holding investments in New York City taxi medallions and medallion loans (the “TML Asset Acquisition”). On December 31, 2025, the Company entered into a Loan and Security Agreement with Auxilior Capital Partners, Inc. which provides for loans in the aggregate amount of $17.2 million to finance the acquisition of taxicab vehicles (the “Term Loan”). The Term Loan bears a fixed interest rate and is not subject to interest rate variability. Furthermore, with respect to our assets that are not MRP+ loans, which consist of New York City Non-MRP+ loans, approximately 11% of which are in default as of September 30, 2026, we believe that we are able to mitigate the impact from any rising interest rates as we are generally able to pass on such increased interest rate costs to the borrowers. For example, with respect to such assets, we generally expect to either refinance the defaulted loans into new medallion loans or restructure the existing loans with new loan terms, in each case at a rate that would reflect the then current market interest rate. As a result, we believe that we have the flexibility to adjust our interest rate exposure with respect to some of our asset portfolio.

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

Key Components of Results of Operations

We have historically operated and managed our business in two reportable segments: Specialty Finance and Fleet Operations. We also report an Other category that includes corporate-level costs such as the MSA management fee, public company expenses, and directors’ and officers’ insurance. The following discussion of results of operations is based on each of our reportable segments and the Other category for the periods presented.

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

Effective with the Signal Taxi Acquisition, our revenues also consist of fleet revenues from the leasing of our vehicle fleet and medallions to licensed TLC drivers, in which we act as the lessor. These leases generally are short-term and operate on a weekly basis with drivers renewing each week and payments being settled between the point-of-sale system, us, and the drivers on a weekly basis. The leases may specify the weekly rate between medallion cost, vehicle cost, and other fees, or the lease will include all costs in one weekly lease rate agreed upon with a driver, and these fees can vary by lease based on prevailing market rates at the time of agreement. We account for these lease and non-lease components as a combined component in accordance with Accounting Standards Codification (“ASC”) 606.

Operating Expenses

Our operating expenses primarily consist of: (i) cost of fleet revenue consisting of net costs incurred as a result of the Consulting Agreement and other direct fleet operating costs; (ii) depreciation expense for rental vehicles and property and equipment; (iii) service fee expenses, consisting of fees paid to our third-party servicer, Field Point Servicing, LLC (“Field Point”), for servicing our medallion loans; (iv) management fee expenses, consisting of fees charged by the Manager under the MSA for ongoing management services; (v) general and administrative expenses; and (vi) professional fees, consisting of fees for third-party professional services, including consulting, legal, accounting and lobbying.

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

Other Income/(Expense)

We treat the loans purchased as a pool of loans in our books and records. Our purchases of taxi medallion loans have been transacted at significant discounts to par value and we have been working to resolve those loans. Resolution of the loans to date has resulted from (i) loan principal payments, at agreed upon amounts, either at or below par, and/or (ii) foreclosure and possession of collateral, the taxi medallions. In either case, we recognize a gain or loss, which is the difference between the sale proceeds of a loan, or collateral value less foreclosure costs in a foreclosure, and the carrying value. Gains on loans held for investment may derive from principal payments in cash or collateral that exceed the carrying value of the principal amount that was relieved. Losses on loans held for investment may occur upon a reduction in principal balance in a restructuring, including when loans enter the MRP+ program. For foreclosed loans, the difference between fair value of the collateral less foreclosure costs compared to the loan carrying value is recorded as a gain or loss. We record changes in fair value on loans held for investment as a result of changes in the fair value of loans collateralized by taxi medallions, as applicable, which are primarily generated through changes in medallion pricing and changes in unpaid principal balances on outstanding loans. Prior period changes in fair value have been included in the carrying value of such loans up until foreclosure.

We also primarily recognize within other income/(expense), net gains or losses from disposals of medallions, income earned from the City of New York’s Wheelchair Accessible Vehicle (“WAV”) incentive program, interest expense on our long-term borrowing arrangements, and changes in fair value of our interest rate swaps.

Provision for Income Taxes

Our provision for income taxes consists of federal, state, and local taxes in the United States, New York, and New York City.

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

The Company, along with its wholly owned subsidiary, MAC, will file consolidated tax returns for U.S. federal, New York State, and New York City jurisdictions. The filings will also include our 83.7% interest in the DePalma Companies.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Fleet revenue	$10,561	$6,940	$29,733	$20,168
Interest income	3,294	3,545	10,871	9,859
Other revenue	2,588	1,478	6,642	4,282
Total revenue	16,443	11,963	47,246	34,309

Operating expenses:
Cost of fleet revenue, net (exclusive of depreciation)	9,124	5,150	25,647	9,935
Depreciation of rental vehicles	2,317	758	6,058	2,040
Service fee expense	1,292	1,375	3,928	3,625
Management fee expense - related party	2,192	2,023	6,634	3,706
Depreciation of property and equipment	48	20	159	48
General and administrative	2,845	2,371	8,560	5,635
Professional fees	2,822	1,507	8,234	7,895
Total operating expenses	20,640	13,204	59,220	32,884
(Loss) income from operations	(4,197)	(1,241)	(11,974)	1,425

Other income/(expense):
(Losses) gains on loans held for investment, net	(1,096)	1,312	(2,346)	(3,355)
WAV grant income	379	296	1,047	450
Interest expense	(968)	-	(2,712)	-
Change in fair value of interest rate swap	1,443	-	1,810	-
Other income/(expense), net	(73)	26	(88)	133
Total other income/(expense)	(315)	1,634	(2,289)	(2,772)

(Loss) income before income taxes	(4,512)	393	(14,263)	(1,347)
Income tax benefit/(expense)	1,030	(1,686)	4,512	(50,969)
Net loss	$(3,482)	$(1,293)	$(9,751)	$(52,316)
Net (loss) income attributable to noncontrolling interest	(334)	440	(1,166)	1,095
Net loss attributable to common stockholders	$(3,148)	$(1,733)	$(8,585)	$(53,411)

The following discussion and analysis is for the three and nine months ended September 30, 2026, compared to the same period in 2025.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Revenue:
Fleet revenue	$10,561	$6,940	52%	$29,733	$20,168	47%
Interest income	3,294	3,545	(7)%	10,871	9,859	10%
Other revenue	2,588	1,478	75%	6,642	4,282	55%
Total revenue	$16,443	$11,963	37%	$47,246	$34,309	38%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Fleet revenue increased by $3.6 million, or 52%. This increase was primarily due to an increase in the number of active vehicles and drivers in our fleet during the three months ended September 30, 2026.

Interest income decreased by $0.3 million, or 7%. This decrease was primarily due to lower interest income on medallion loans due to lower outstanding principal balances resulting from increased borrower payoffs and foreclosures during the three months ended September 30, 2026.

Other revenue increased by $1.1 million, or 75%. This increase was primarily due to loan disposition-related gains and settlement fees during the three months ended September 30, 2026.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Fleet revenue increased by $9.6 million, or 47%. This increase was primarily due to an increase in active vehicles and drivers in our fleet during the nine months ended September 30, 2026.

Interest income increased by $1.0 million, or 10%. This increase was primarily due to restructured and performing Non-MRP+ loans, partially offset by a decrease in interest income due to lower cash balances.

Other revenue increased by $2.4 million, or 55%. This increase was primarily due to loan disposition-related gains and settlement fees during the nine months ended September 30, 2026.

Cost of Fleet Revenue, Net (Exclusive of Depreciation)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Cost of fleet revenue, net (exclusive of depreciation)	$9,124	$5,150	77%	$25,647	$9,935	158%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Cost of fleet revenue increased by $4.0 million, or 77%. This increase was primarily due to an increase in active vehicles and drivers in our fleet and the related operating costs, most notably including vehicle insurance of $2.9 million and other direct fleet operating costs of $1.7 million, partially offset by a net decrease of $0.6 million from the Consulting Agreement.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Cost of fleet revenue increased by $15.7 million, or 158%. This increase was primarily due to an increase in active vehicles and drivers in our fleet and the related operating costs, most notably including vehicle insurance of $8.0 million and other direct fleet operating costs of $6.0 million, as well as a net increase of $1.7 million from the Consulting Agreement.

Depreciation of Rental Vehicles

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Depreciation of rental vehicles	$2,317	$758	206%	$6,058	$2,040	197%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Depreciation of rental vehicles increased by $1.6 million, or 206%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Depreciation of rental vehicles increased by $4.0 million, or 197%. This increase was due to the purchase and placement of additional taxicab vehicles in service.

Service Fee Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Service fee expense	$1,292	$1,375	(6)%	$3,928	$3,625	8%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Service fee expense decreased by $0.1 million, or 6%. This decrease was primarily due to timing of reimbursable pass-through costs (actual costs incurred by our service provider on our behalf, without markup).

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Service fee expense increased by $0.3 million, or 8%. This increase was primarily due to timing of reimbursable pass-through costs (actual costs incurred by our service provider on our behalf, without markup).

Management Fee Expense - Related Party

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Management fee expense - related party	$2,192	$2,023	8%	$6,634	$3,706	79%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Management fee expense - related party increased by $0.2 million or 8%. This increase was due to an increase in adjusted net assets subject to the MSA during the three months ended September 30, 2026. Under the MSA, the Manager receives a management fee each fiscal quarter calculated as the product of (i) 0.375% multiplied by (ii) the Company’s adjusted net assets. See Note 18 to our condensed consolidated financial statements for additional information regarding the MSA and related party transactions.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Management fee expense - related party increased by $2.9 million or 79%. This increase was due to the inclusion of a full nine month period of management fees in 2026, compared with the period from the closing of the Business Combination on April 7, 2025 through September 30, 2025.

Depreciation of Property and Equipment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Depreciation of property and equipment	$48	$20	140%	$159	$48	231%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Depreciation of property and equipment increased by less than $0.1 million. This increase was due to additions of property and equipment placed in service.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Depreciation of property and equipment increased by $0.1 million. This increase was due to the acquisition of property and equipment in the Signal Taxi Acquisition.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
General and administrative	$2,845	$2,371	20%	$8,560	$5,635	52%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

General and administrative expenses increased by $0.5 million or 20%. This increase was primarily due to higher employee compensation of $0.7 million compared to the prior period, partially offset by a decrease in state and local non-income taxes and general office expenses.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

General and administrative expenses increased by $2.9 million or 52%. This increase was primarily due to higher employee compensation of $2.2 million and state and local non-income taxes of $0.8 million.

Professional Fees

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Professional fees	$2,822	$1,507	87%	$8,234	$7,895	4%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Professional fees increased by $1.3 million, or 87%. This increase was primarily due to an increase in compliance, legal, and other professional fees associated with operating as a public company.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Professional fees increased by $0.3 million, or 4%. This increase was primarily due to an increase in compliance, legal, and other professional fees associated with operating as a public company.

(Losses) Gains on Loans Held for Investment, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
(Losses) gains on loans held for investment, net	$(1,096)	$1,312	(184)%	$(2,346)	$(3,355)	(30)%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Losses on loans held for investment increased by $2.4 million, or 184%. This increase was primarily due to an increase in discount rates used to value MRP+ loans as a result of increases in U.S. Treasury rates through loan maturity and losses on Chicago medallion collateral resulting from lower observed medallion transfer prices.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Losses on loans held for investment decreased by $1.0 million, or 30%. This decrease was primarily due to markdowns on Non-MRP+ loans in the prior period from loan principal write off in restructurings, partially offset by an increase in discount rates used to value MRP+ loans as a result of increases in U.S. Treasury rates through loan maturity and losses on Chicago medallion collateral resulting from lower observed medallion transfer prices.

WAV Grant Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
WAV grant income	$379	$296	28%	$1,047	$450	133%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

WAV grant income increased by $0.1 million, or 28%. This increase was due to the recognition of income from the quarterly WAV grant incentive on a larger number of WAV vehicles in service.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

WAV grant income increased by $0.6 million, or 133%. This increase was due to the Signal Taxi Acquisition and the recognition of income from the quarterly WAV grant incentive on a larger number of WAV vehicles in service.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Interest expense	$(968)	$-	—%	$(2,712)	$-	—%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

We did not have any interest expense prior to the long-term borrowing arrangements executed in December 2025. Interest expense increased as a result of coupon interest and amortization of issuance costs recognized related to our long-term borrowings.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

We did not have any interest expense prior to the long-term borrowing arrangements executed in December 2025. Interest expense increased as a result of coupon interest and amortization of issuance costs recognized related to our long-term borrowings.

Other Income/(Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Other income/(expense), net	$(73)	$26	(381)%	$(88)	$133	(166)%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Other income/(expense), net decreased by $0.1 million, or 381%. This decrease was primarily due to a loss on disposal of rental vehicles in the three months ended September 30, 2026 and gains on the disposal of medallions recognized in the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Other income/(expense), net decreased by $0.2 million, or 166%. This decrease was primarily due to a loss on disposal of rental vehicles in the nine months ended September 30, 2026 and gains on the disposal of medallions recognized in the nine months ended September 30, 2025.

Change in Fair Value of Interest Rate Swap

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Change in fair value of interest rate swap	$1,443	$-	—%	$1,810	$-	—%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Change in fair value of interest rate swap increased by $1.4 million. This increase was due to an unrealized, non-cash gain on our interest rate swaps in effect on the Credit Facility.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Change in fair value of interest rate swap increased by $1.8 million. This increase was due to an unrealized, non-cash gain on our interest rate swaps in effect on the Credit Facility.

Income Tax Benefit/(Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Income tax benefit/(expense)	$1,030	$(1,686)	161%	$4,512	$(50,969)	109%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Income tax benefit/(expense) increased by $2.7 million, or 161%. This change was primarily attributable to the Company recognizing a pre-tax loss during the three months ended September 30, 2026, compared with pre-tax income during the three months ended September 30, 2025 and effects of corporate income taxes subsequent to the Business Combination.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Income tax benefit/(expense) increased by $55.5 million, or 109%. This change was primarily due to the one-time income tax adjustment of $50.6 million recognized in connection with the Business Combination.

Segment Results of Operations

We operate our business as two operating and reportable segments: Specialty Finance and Fleet Operations. For additional information about our segments, see Note 16 in the section entitled “Segment Information” as referred to in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

The following tables summarize our segment results of operations for the three and nine months ended September 30, 2026 and 2025:

Segment Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Specialty Finance	$5,762	$4,857	19%	$17,138	$13,606	26%
Fleet Operations	10,648	7,066	51%	30,017	20,425	47%
Other	33	40	(18)%	91	278	(67)%
Total revenue	$16,443	$11,963	37%	$47,246	$34,309	38%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Specialty Finance revenue increased by $0.9 million, or 19%. This increase was due to a $1.1 million increase in loan disposition-related gains and settlement fees, partially offset by a decrease of $0.2 million in interest income.

Fleet Operations revenue increased by $3.6 million, or 51%. This increase was due to a $3.6 million increase in fleet revenue, primarily resulting from an increase in the number of active vehicles and drivers in our fleet.

Other revenue decreased by less than $0.1 million, or 18%. This decrease was primarily due to a decrease in interest income received on cash balances during the three months ended September 30, 2026.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Specialty Finance revenue increased by $3.5 million, or 26%. This increase was due to a $1.2 million increase in interest income from higher interest on restructured and performing Non-MRP+ loans and a $2.3 million increase in loan disposition-related gains and settlement fees.

Fleet Operations revenue increased by $9.6 million, or 47%. This increase was due to a $9.6 million increase in fleet revenue, primarily resulting from an increase in the number of active vehicles and drivers in our fleet.

Other revenue decreased by $0.2 million, or 67%. This decrease was primarily due to a decrease in interest income received on cash balances.

Segment Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Specialty Finance	$1,647	$1,790	(8)%	$5,924	$4,504	32%
Fleet Operations	13,769	7,428	85%	38,173	15,028	154%
Other	5,224	3,986	31%	15,123	13,352	13%
Total operating expenses	$20,640	$13,204	56%	$59,220	$32,884	80%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Specialty Finance operating expenses decreased by $0.1 million, or 8%. This decrease was due to lower service fee expense and professional service fees incurred during the three months ended September 30, 2026.

Fleet Operations operating expenses increased by $6.3 million, or 85%. This increase was primarily due to a $4.0 million increase in cost of fleet revenue, a $1.6 million increase in rental vehicle depreciation resulting from additional vehicles placed in service, as well as increases in other general and administrative expenses primarily including employee compensation.

Other operating expenses increased by $1.2 million, or 31%. This increase was primarily due to increases in professional fees associated with operating as a public company.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Specialty Finance operating expenses increased by $1.4 million, or 32%. This increase was due to higher professional and service fees incurred during the nine months ended September 30, 2026.

Fleet Operations operating expenses increased by $23.1 million, or 154%. This increase was primarily due to an increase in cost of fleet revenues of $15.7 million, a $4.0 million increase in rental vehicle depreciation, a $2.2 million increase in employee compensation costs and increases in other general and administrative expenses resulting from the growth of our fleet.

Other operating expenses increased by $1.8 million, or 13%. This increase was primarily due to the inclusion of a full nine month period of management fees in 2026, compared with the period from the closing of the Business Combination on April 7, 2025 through September 30, 2025.

Segment Net Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Specialty Finance	$1,898	$6,501	(71)%	$5,889	$(24,963)	124%
Fleet Operations	(1,856)	1,540	(221)%	(4,917)	(11,827)	(58)%
Other	(3,524)	(9,334)	(62)%	(10,723)	(15,526)	(31)%
Net loss	$(3,482)	$(1,293)	(169)%	$(9,751)	$(52,316)	81%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Specialty Finance net income decreased by $4.6 million, or 71%. This decrease was primarily attributable to a decrease in gains on loans held for investment, net of $2.4 million and a $2.9 million increase in income tax expense, partially offset by a $0.9 million increase in revenue.

Fleet Operations net income decreased by $3.4 million, or 221%. This change was primarily attributable to a $4.0 million increase in cost of fleet revenue, a $1.6 million increase in depreciation of rental vehicles as a result of additional vehicles placed in service and a decrease in income tax benefit of $1.0 million, partially offset by a $3.6 million increase in fleet revenue.

Other net loss decreased by $5.8 million, or 62%. This decrease was primarily due to a $6.6 million favorable change in income tax benefit and a $1.4 million gain on the change in fair value of our interest rate swap, partially offset by $1.0 million of interest expense associated with our Credit Facility and term loan and other increases in expenses, primarily professional fees associated with operating as a public company.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Specialty Finance net income increased by $30.9 million, or 124%. This increase was primarily attributable to a $27.8 million favorable change in income tax, a $1.0 million decrease in losses on loans held for investment, net and increases in interest income of $1.2 million and other revenue of $2.3 million, partially offset by a $1.4 million increase in professional and service fees.

Fleet Operations net loss decreased by $6.9 million, or 58%. This improvement was primarily due to a $20.0 million favorable change in income tax and a $9.6 million increase in fleet revenue, partially offset by a $15.7 million increase in cost of fleet revenue, a $4.0 million increase in depreciation of rental vehicles and increases in general and administrative expenses of $3.2 million, primarily employee compensation, and professional fees.

Other net loss decreased by $4.8 million, or 31%. This decrease was primarily due to a $7.7 million favorable change in income tax and a $1.8 million gain on the change in fair value of our interest rate swap, partially offset by a $2.7 million increase of interest expense on our Credit Facility and term loan and an increase in management fee expense reflecting a full nine months of fees in 2026.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2026, and December 31, 2025, we had available cash and cash equivalents, excluding restricted cash, of $11.6 million and $25.3 million, respectively, available to fund our operations. The decrease of $13.8 million was due to factors further described below. As of September 30, 2026 and December 31, 2025, we had restricted cash of $1.5 million and $0.5 million, respectively, which consists of funds held for security deposits and the lockbox arrangement of our Credit Facility.

The taxi industry is competitive and there are uncertainties around our cash flows, including those from our loan portfolio. We compete with other established fleets, technology enabled ride sharing apps, and public transit among other competitors. Our ability to maintain current cash flow levels from MRP+ loans is dependent on the continued availability of the Reserve Fund. See “Item 1. Business—Reserve Fund” from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the Reserve Fund balance, tiered replenishment mechanism, and important limitations.

Based on our current expectations, we believe that our existing cash and cash equivalents, together with the available borrowing capacity under our Credit Facility and cash provided by operating activities, will be sufficient to fund our working capital requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Net cash (used in) provided by operating activities	$(11,321)	$773	$(12,094)	(1565)%
Net cash used in investing activities	(5,154)	(13,698)	8,544	(62)%
Net cash provided by (used in) financing activities	3,654	(11,677)	15,331	(131)%
Net decrease in cash and cash equivalents	(12,821)	(24,602)	11,781	(48)%
Cash and cash equivalents and restricted cash, at beginning of period	25,840	35,173	(9,333)	(27)%
Cash and cash equivalents and restricted cash, at end of period	13,019	10,571	2,448	23%

Operating Activities

The increase to net cash used in operating activities was $12.1 million, or 1565%. This increase was due to the payment of $3.7 million of management fees and $1.9 million of service fees accrued at December 31, 2025, compared to a $4.9 million increase in such accruals in the prior-year period, partially offset by other operating activities in the aggregate.

Investing Activities

The decrease to net cash used in investing activities was $8.5 million, or 62%. This decrease was primarily due to a decrease in purchases of rental vehicles of $5.6 million, partially offset by an increase in asset-based WAV grant receipts of $3.0 million.

Financing Activities

The decrease to net cash used in financing activities was $15.3 million, or 131%. This decrease was primarily due to a reduction of $11.7 million from the non-recurring payment of MAC promissory notes, deferred underwriting fees, legal costs and other transaction costs incurred in connection with the Business Combination partially offset by an additional advance under the Credit Facility of $10.0 million in the nine months ended September 30, 2026, and further offset by principal payments on our executed long-term borrowing arrangements of $3.9 million and distributions to noncontrolling interests of $2.4 million in the nine months ended September 30, 2026.

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

In December 2025, we executed the Credit Facility with DZ Bank resulting in an increase in long-term borrowings outstanding of $25.0 million, primarily to facilitate the TML Asset Acquisition. On April 15, 2026, we drew an additional $10.0 million under the Credit Facility, bringing our total borrowings under the Credit Facility to $35.0 million. We are eligible to draw up to $120.0 million on the Credit Facility, subject to certain borrowing base collateral requirements of MRP+ loans, which can be used for general corporate purposes. We are required to secure MRP+ loans within a bankruptcy-remote special purpose vehicle, DePalma Financing SPV I LLC (the “SPV”) as collateral to make draws on the Credit Facility. Although the SPV is included in our condensed consolidated financial statements, it is a separate legal entity with separate creditors. Upon the transfer of ownership and control of MRP+ loans to the SPV, we have no retained interests (other than certain limited repurchase rights and obligations of DePalma I, as seller, of such receivables) in the receivables sold and they become unavailable to other creditors should we become insolvent.

During the term of the Credit Facility, all cash receipts from borrowers on secured MRP+ loans are deposited into a lockbox account that is subject to control by DZ Bank. Funds in the lockbox account are subject to monthly periodic disbursements based on a priority of payments schedule first including any fees or accrued interest due to the lender and other facility stakeholders, with the remainder available to be remitted to us. Subsequent to the revolving period on December 30, 2027, any funds remaining in the lockbox account after payment of lender fees and interest are to be applied to the principal balance outstanding on the Credit Facility. The Credit Facility otherwise matures in December 2030. The borrowing base, calculated as 80% of the aggregate principal balance of eligible MRP+ loans assigned to the SPV, was $54.8 million, resulting in $19.8 million of additional borrowing capacity as of September 30, 2026. Further, as of September 30, 2026, approximately $0.8 million was in the lockbox account. We plan to secure additional MRP+ loans as needed to support additional draws on the Credit Facility, however the restricted use of such secured assets and outstanding principal on the Credit Facility could have a significant impact on our sources and uses of liquidity.

Further in December 2025, we executed the Term Loan resulting in an increase in long-term borrowings outstanding of $17.2 million. We used the proceeds of the Term Loan to finance the acquisition of new taxicab vehicles to scale our fleet operations. The Term Loan requires fixed monthly payments of principal and interest and matures in January 2029, and requires that we collateralize certain of our taxicab vehicles, excluding any related taxi medallions. We do not anticipate the collateralization of such taxi vehicles to have a significant impact on our liquidity given taxi vehicles are not considered readily liquid assets by nature.

We are a holding company and conduct substantially all of our operations through, and hold substantially all of our assets at, our subsidiaries, including the bankruptcy-remote SPV that is the borrower under the Credit Facility. The assets of the SPV, including the pledged MRP+ loans and the related collection and lockbox accounts, are not available to pay our other creditors, and the Credit Facility limits the ability of the SPV to distribute cash to us. Other than the financial covenants described above and these limitations on the distribution of cash by the SPV, neither of these financing arrangements restricts our ability to pay dividends on our Common Stock. We have not paid any cash dividends on our Common Stock to date, and the payment of any future dividends is within the discretion of our board of directors.

As of September 30, 2026 we have future commitments in the form of outstanding long-term borrowings. The table below is a summary of the composition of our long-term borrowing arrangements as of September 30, 2026:

	September 30, 2026	December 31, 2025
Term loan	$13,316	$17,220
Less: unamortized debt issuance costs	(144)	(242)
Less: current portion of term loan	(5,608)	(4,806)
Term loan, net of current portion	7,564	12,172
Credit Facility	35,000	25,000
Total long-term borrowings, net of current portion	$42,564	$37,172

Refer to Note 14 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

In addition, as of September 30, 2026, we have additional outstanding commitments in the form of operating leases with contractual commitments extending through November 2029. Certain of our leases may contain renewal options, of which the future minimum lease payments related to such renewal options may be included in our lease measurements for accounting purposes. Refer to Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

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

Loans Held for Investment, at Fair Value

Our loans held for investment are generally collateralized by taxi medallions in various jurisdictions, primarily New York City. We account for our loans held for investment using the fair value option and by applying the fair value principles of ASC 820, Fair Value Measurement. Our loans held for investment are determined to be Level 3 measurements pursuant to the fair value hierarchy as the valuation requires inputs that are significant and unobservable. Our MRP+ loan portfolio is primarily performing and valued by using a discount rate to present value cash flows from loans restructured by the City of New York under the MRP+ program (at a price of $170,000). To determine the discount rate, we consider the internal rate of return on the investment, changes in the U.S. Treasury rates to maturity of the loans and a risk premium for the likelihood of whether a loan will be successfully restructured under the MRP+ program. Our Non-MRP+ loan portfolio is primarily nonperforming and valued at the lesser of unpaid principal balance and the medallion or other collateral value attached to the loan, less a discount applied to the collateral value to estimate costs associated with taking ownership of the collateral. The most significant inputs in determining the medallion collateral value include our recent medallion sale prices, the amount backstopped by the City of New York under the MRP+, and certain market prices reported by the TLC. As of September 30, 2026, our New York City medallion collateral value was determined to be $175,000 for each medallion, calculated as the midpoint between an estimated range, of which the low value was $165,000 and the high value was $185,000.

Significant increases or decreases in such factors, or structural and/or regulatory changes to the New York City taxi industry would result in a significantly lower or higher fair value measurement. The value of the underlying collateral and thus, the portfolio of loans may be impacted by multiple factors including, but not limited to, general macroeconomic conditions and state of the taxi industry, loan restructurings, governmental initiatives, and medallion transfers. Without a readily ascertainable market value, the estimated value of our portfolio of loans held for investment, at fair value may differ significantly from the values that would be placed on the portfolio if a readily determinable market existed for the loans. The illiquidity of our loan portfolio may adversely affect our ability to dispose of loans at times when it may be advantageous to liquidate such portfolio. In addition, if we were required to liquidate some or all of the loans in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such loans. Changes in the various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. Significant increases or decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements than noted in the tables set forth in Note 4 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We evaluate our taxi medallions as a single unit of accounting by jurisdiction for purposes of testing for impairment, as taxi medallions are homogeneous assets within each jurisdiction, which are interchangeable and have identical characteristics. In our evaluation of indefinite-lived intangible assets for impairment, a qualitative assessment is typically performed prior to performing the quantitative analysis. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. The fair value of the indefinite-lived intangible asset is compared to its carrying amount and if the carrying value exceeds its fair value, an impairment loss will be recognized. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions, notably including the determination of anticipated impacts of changes in regulatory and macroeconomic factors impacting our industry, as well as the use of limited readily available market information of third party medallion transfers, including those reported by the TLC. No impairment losses were recognized for the three and nine months ended September 30, 2026 and 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be successful in listing our Common Stock on a national securities exchange, and our Common Stock may continue to trade on OTC Markets Group Inc. (“OTC Markets”).

We intend to pursue a listing of our Common Stock on Nasdaq or another national securities exchange. Listing on a national securities exchange is subject to the satisfaction of initial listing requirements relating to, among other things, minimum stockholders’ equity, minimum bid price, number of round lot holders, market value of publicly held shares, and corporate governance standards, as well as the exchange’s discretionary review authority. We may need to raise additional capital, effect a reverse stock split, or take other corporate actions to satisfy these requirements. There can be no assurance that we will meet the applicable requirements, that any application we may submit will be approved, or that we will be able to maintain compliance with continued listing standards following any such listing. If we are unable to achieve or maintain a listing on a national securities exchange, our Common Stock may continue to be quoted on the OTCQX or another OTC market, which may limit our liquidity, restrict our access to institutional investors, and adversely affect our ability to raise capital.

If we are unable to maintain compliance with the standards for continued qualification of the OTCQX® Best Market (the “OTCQX”) operated by OTC Markets, our Common Stock may be removed from the OTCQX, which could limit investors’ ability to make transactions in our Common Stock and subject us to additional trading restrictions.

Our Common Stock is currently quoted on the OTCQX under the symbol “MGTE.” The OTCQX is not a national securities exchange. To maintain the quotation of our Common Stock on the OTCQX, we must continue to satisfy the Standards for Continued Qualification set forth in the OTCQX Rules for U.S. Companies (the “OTCQX Rules”), including, among other things, maintaining a minimum bid price of $0.10 per share as of the close of business for at least one of every 30 consecutive calendar days (the “Minimum Bid Price Requirement”), maintaining a specified market capitalization, maintaining priced quotations published by the requisite number of market makers, satisfying applicable corporate governance requirements, maintaining an exemption from the “penny-stock” rules under Exchange Act Rule 3a51-1, remaining current in our SEC reporting obligations, and paying applicable OTC Markets fees. We cannot assure you that our Common Stock will continue to be quoted on the OTCQX in the future.

We may in the future fail to satisfy the Minimum Bid Price Requirement or other requirements for continued qualification with respect to our Common Stock, and there can be no assurance that we will regain or maintain compliance with these requirements on an ongoing basis.

If our Common Stock is removed from the OTCQX, it would not automatically be quoted on any other market. Our Common Stock may be eligible for quotation on a lower-tier OTC market, such as the OTCQB® Venture Market (the “OTCQB”) or the OTCID Basic Market, subject to satisfaction of the applicable eligibility standards, or may cease to be publicly quoted altogether. Any of these outcomes could result in material adverse consequences, including:

•
reduced availability of market quotations for our Common Stock, reduced liquidity, limited news and analyst coverage, and
•
a decreased ability to issue additional securities or obtain financing in the future.

In addition, if we fail to maintain an applicable exemption from the definition of “penny-stock” under Exchange Act Rule 3a51-1, our Common Stock could become subject to the SEC's penny-stock rules, which could require broker-dealers effecting transactions in our Common Stock to comply with additional disclosure and other regulatory requirements and could result in a reduced level of trading activity in the secondary trading market for our Common Stock.

Because our Common Stock is quoted on the OTCQX rather than listed on a national securities exchange, certain offers and sales of our Common Stock may be subject to regulation under the securities or “blue sky” laws of the various states, except to the extent a federal preemption or an applicable exemption is available, such as a state “manual exemption” available for securities of issuers listed in a recognized securities manual. We can provide no assurance that such exemptions are, or will continue to be, available in every state, which may further limit the trading market and liquidity for our Common Stock.

Our warrants were removed from the OTCQX and are now quoted on the OTCQB operated by OTC Markets, which could adversely affect the liquidity and market price of our warrants.

Effective October 6, 2026, our warrants were removed from the OTCQX because they no longer satisfied the minimum bid price requirement under the OTCQX Rules, and on October 7, 2026, our warrants began trading on the OTCQB under the symbol “MGTEW.”

Quotation on the OTCQB, rather than the OTCQX, could reduce the liquidity of our warrants and could adversely affect their market price. Broker-dealers may be less willing to make a market in or execute trades in our warrants, and certain institutional and other investors may be unwilling, or unable under their investment policies, to hold or acquire securities quoted on the OTCQB. These factors could further limit the market for our warrants and cause their market price to decline.

To remain quoted on the OTCQB, our warrants must continue to satisfy the OTCQB standards, including maintaining a minimum closing bid price of $0.01 per warrant on at least one of every 30 consecutive calendar days, and we must remain current in our SEC reporting obligations, provide an annual certification, and pay applicable fees. If the closing bid price of our warrants fails to satisfy the minimum bid price requirement, we would generally be afforded a 90-calendar-day cure period, during which the closing bid price must be at least $0.01 per warrant for ten consecutive trading days to regain compliance. If the closing bid price of our warrants falls below $0.001 for five consecutive trading days, our warrants would be subject to immediate removal from the OTCQB.

If our warrants are removed from the OTCQB, they may be eligible for quotation on a lower-tier OTC market, such as the OTCID Basic Market or Pink Limited Market, or may cease to be publicly quoted altogether. Any such outcome could further reduce the liquidity and market price of our warrants, limit the availability of market quotations and investor interest, and adversely affect our ability to raise additional capital through future securities offerings. We cannot assure you that our warrants will continue to be quoted on the OTCQB or will requalify for quotation on the OTCQX.

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

4.2

Specimen Warrant Certificate of Marblegate Capital Corporation (incorporated by reference to Exhibit 4.2 to Marblegate Capital Corporation’s Annual Report on Form 10-K filed with the SEC on April 7, 2025).

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

10.5

Performance Guaranty, dated as of December 30, 2025, by Marblegate Capital Corporation in favor of the Beneficiaries named therein (incorporated by reference to Exhibit 10.2 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026).

10.6

Secured Revolving Promissory Note, dated as of December 30, 2025, issued by DePalma Financing SPV I LLC (incorporated by reference to Exhibit 10.3 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026).

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

10.11

Promissory Note No. 001, dated as of December 31, 2025, in the principal amount of $7,500,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.8 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026).

10.12

Promissory Note No. 002, dated as of December 31, 2025, in the principal amount of $4,860,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.9 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026).

10.13

Promissory Note No. 003, dated as of December 31, 2025, in the principal amount of $4,860,000, issued to Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.10 to Marblegate Capital Corporation’s Form 8-K (File No. 000-56734), filed with the SEC on January 6, 2026).

10.14 †#‡

Agreement of Guaranty, dated December 31, 2025, by DePalma Acquisition I LLC, DePalma Acquisition II LLC, Marblegate Capital Corporation and Septuagint Solutions LLC in favor of Auxilior Capital Partners, Inc. (incorporated by reference to Exhibit 10.11 to Marblegate Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 6, 2026).

10.15†+

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

Marblegate Capital Corporation

Date: November 12, 2026	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Director (principal executive officer)

Date: November 12, 2026	By:	/s/ Michael Hutchby
	Name:	Michael Hutchby
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)